Form 10QSB
period 2004-12-31
Vivid Learning Systems, Inc.
filed 2005-03-24
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to ___________

Commission File Number: 333-116255

VIVID LEARNING SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1623500 (I.R.S. Employer Identification No.)

723 The Parkway
Richland, Washington 99352
(Address of principal executive offices, including zip code)

(509) 943-5319
(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

The number of shares of the Registrant's common stock issued and outstanding at March 22, 2005, was 10,247,996.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

VIVID LEARNING SYSTEMS, INC.
DECEMBER 31, 2004 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE
	Special Note Regarding Forward Looking Statements	3

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion And Analysis
	Of Financial Condition And Results Of Operations	20
Item 3	Controls and Procedures	25

PART II
OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 6.	Exhibits	26

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$86,500	$49,451
Accounts and contracts receivable	1,404,923	1,933,573
Accounts and contracts receivable, Fluor Hanford	1,051	59,035
Accounts receivable, related party	3,856	3,894
Employee advances	20,139	22,222
Prepaid expenses	96,958	68,813
Other current assets	123,082	72,179
TOTAL CURRENT ASSETS	1,736,509	2,209,167

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,161,893	1,135,030
Less: Accumulated depreciation and amortization	(783,582)	(764,914)
TOTAL PROPERTY, PLANT AND EQUIPMENT	378,311	370,116

OTHER ASSETS
Software, net of amortization	1,691,196	1,684,406
Intangibles, net of amortization	762,410	763,160
Goodwill	375,000	375,000
Long-term contracts receivable	477,291	—
Deferred tax asset	—	3,853
TOTAL OTHER ASSETS	3,305,897	2,826,419

TOTAL ASSETS	$5,420,717	$5,405,702

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$252,439	$189,588
Payable to related party	888,501	823,430
Accrued contract labor	145,803	159,450
Other current liabilities	225,000	271,950
Unearned revenue	130,152	30,286
Notes payable, related parties	218,562	250,000
Current portion of long-term liabilites	30,000	30,000
TOTAL CURRENT LIABILITIES	1,890,457	1,754,704

LONG-TERM LIABILITIES
Other long-term liability	545,000	545,000
Related party payable	255,327	303,487
TOTAL LONG-TERM LIABILITIES	800,327	848,487

TOTAL LIABILITIES	2,690,784	2,603,191

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value;
200,000,000 shares authorized, 10,197,996
shares issued and outstanding	1,020	1,020
Additional paid-in capital	2,490,536	2,469,626
Retained earnings	238,377	331,865
TOTAL STOCKHOLDERS' EQUITY	2,729,933	2,802,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,420,717	$5,405,702

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended	Three Months Ended
	December 31, 2004	December 31, 2003
	(Unaudited)	(Unaudited)

REVENUES
Training subscriptions	$631,812	$512,321
Training subscriptions, Fluor Hanford	147,338	142,363
Custom products and services	339,674	298,229
Custom products and services, Fluor Hanford	8,864	32,386
	1,127,688	985,299

COST OF REVENUES
Training subscriptions	82,472	71,880
Custom products and services	316,716	135,273
	399,188	207,153

GROSS PROFIT	728,500	778,146

EXPENSES
Marketing and related labor expenses	237,244	242,710
Reseller commissions	109,182	149,713
Depreciation and amortization	19,338	24,438
Wages and contract labor	212,667	88,926
Other operating expenses	280,390	154,134
TOTAL OPERATING EXPENSES	858,821	659,921

INCOME FROM OPERATIONS	(130,321)	118,225

OTHER INCOME (EXPENSE)
Interest income	270	—
Interest expense	(11,597)	(2,188)
TOTAL OTHER INCOME (EXPENSE)	(11,327)	(2,188)

INCOME (LOSS) BEFORE INCOME TAXES	(141,648)	116,037

INCOME TAX BENEFIT (EXPENSE)	48,160	(29,009)

NET INCOME (LOSS)	$(93,488)	$87,028

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$0.01

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	10,197,996	8,100,000

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(93,488)	$87,028
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	19,338	24,438
Amortization of capitalized software	72,805	65,921
Options issued for services	20,910	—
Changes in assets and liabilities:
Accounts and contracts receivable	586,634	(130,029)
Prepaid expenses	(28,145)	5,888
Other current assets	(48,820)	22,972
Accounts payable	62,851	14,261
Accrued payroll and related expenses	(13,647)	(10,728)
Related party payables, net	(61,547)	—
Long-term receivable contracts	(477,291)	—
Other current liabilities	21,478	39,944
Net cash provided by operating activities	61,078	119,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(18,727)	(25,748)
Acquisition of software	(70,373)	(165,088)
Net cash used by investing activities	(89,100)	(190,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdrafts payable	—	7,468
Proceeds from related party line of credit	65,071	23,052
Net cash provided by financing activities	65,071	30,520

Net increase (decrease) in cash	37,049	(40,621)

Cash at beginning of period	49,451	11,612

Cash at end of period	$86,500	$(29,009)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$11,597	$2,188
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Options issued for services	$20,910	$—

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations
Vivid Learning Systems, Inc. (hereinafter “Vivid Washington”) was incorporated in 1995 in the State of Washington under the name of Applied TecKnowledgey, and was shortly thereafter renamed Vivid Concepts, Inc. Prior to December 23, 2003, Vivid Washington was a wholly owned subsidiary of Nuvotec, Inc., a technology commercialization corporation based in Washington State. On December 23, 2003, Nuvotec, Inc., exchanged all of its 7,000,000 common stock shares in Vivid Washington for 8,100,000 shares of common stock with a par value of $0.0001 in a newly formed Delaware corporation also named Vivid Learning Systems, Inc. The Delaware company (“Company” or “Vivid Delaware”) serves as the holding company and parent and sole shareholder of the operating entity (“Vivid Washington”). The common stock of the Delaware company was held 100% by Nuvotec, Inc., until an additional 1,987,996 of the Company’s common stock was issued in a private placement to approximately seventy individual shareholders at September 30, 2004. Vivid Washington develops and provides computer-based training products and services, which are marketed nationally. The reorganization caused no change in the accounting in the financial statements of Vivid Washington as Vivid Washington continues to be the operating company and the financial information provided is the historical financial information of Vivid Washington. Vivid Delaware and its subsidiaries have a year end of September 30.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting priciples for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the Company’s consolidated audited financial statements and footnotes thereto.

Certain prior year amounts may have been reclassified to conform to the current period’s presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

Accounting Methods and Consolidation
The Company’s financial statements are prepared using the accrual method of accounting.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The wholly owned subsidiaries of the Company are Vivid Washington, Inc., and ImageWorks Media Group, Inc.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There were 716,834 and 882,353 common stock equivalents outstanding at December 31, and September 30, 2004, respectively. Earnings per share at December 31 and September 30, 2004 reflect the forward stock split which occurred on November 25, 2003.

Management Services Provided by Nuvotec
In Vivid’s consolidated statements of income, “Other Operating Expenses” contains amounts that represent allocations from Nuvotec of central overhead expenses, including rent, director fees, central office overhead expense accounts, legal and contracts, finance (including accounting and reporting, receivables and collection activities, payables and cash management, budgeting, etc.), executive and administrative expenses that are applied to the Vivid operation. Most of the allocated expenses represent labor related costs.

Provision for Taxes
The current tax provision represents the federal income tax which the Company would have incurred on a separate, stand-alone basis. The Company receives the benefit of losses resulting from the federal income tax returns filed on a consolidated basis by its majority shareholder, Nuvotec, Inc. The consolidated tax returns are filed on a calendar year basis.

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by Statement of Financial Accounting Standard No. 109 to allow recognition of such an asset.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company previously adopted SFAS No. 123.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4. “This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not at present have inventory that would be effected by this statement.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company has adopted SFAS No. 150 during the year ended September 30, 2004.

Reseller Commissions
Reseller commissions are recorded as an expense if the cumulative affirmative impact of indicators of gross revenue reporting, as outlined in EITF 99-19, Indicators 7-14, are met by the Company in the transaction. The Company pays each of the channel partners a commission, or a referral fee, recorded as a selling expense, strictly on a success basis as a result of selling the Company’s products and services to third party customers. The Company has contractual arrangements with each of these partners that range from one to two years. The Company pays these partners a referral fee, or a commission, of between five and fifty percent of net revenue depending upon their annual sales levels and other criteria.

None of these U.S.-based contracts is exclusive, or restricts the Company from selling directly or through other channel partners into any markets. The Company does have one contract in place with a European reseller that is country-specific, exclusive, and has a duration of two years. Such expenses paid to resellers are recorded as a reduction to the underlying selling price if the cumulative affirmative impact of indicators of net revenue reporting, as outlined in EITF 99-19, Indicators 15-17 are present in the transaction. The Company does not provide any consideration to end-users other than negotiated price discounts for subscriptions based on the size of the contract. Contract size is defined by the number of employees (seats), number of lessons and length of the contract.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

The Company renewed, effective July 1, 2004 for two additional years, a material reseller agreement with Element K of Rochester, New York.

Software Development Costs
Costs incurred for the internal development of software products and enhancements, after technological feasibility has been established for the related product, are capitalized and stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

Production costs incurred subsequent to the establishment of technological feasibility are capitalized. Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standards No. 86, which consist primarily of labor related costs. As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended via time sheets, and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on a lesson content by lesson content basis. Net realizable value is determined by comparing the unamortized cost of each developed software lesson content and the remaining available market (quantified by dollars) for that content in the industry in which Vivid is selling the content. The unamortized software development cost is then aggregated by lesson content and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required. The Company’s amortization method assumes that sales of the Company’s existing software products will continue for at least the ensuing five years. For the three months ended December 31, 2004 and 2003, $72,806 and $65,922 of amortization expense were recorded, respectively.

Software development costs consist of the following at the dates shown:

	December 30, 2004	September 30, 2004
Software development costs	$3,182,387	$3,101,164
Accumulated amortization	(1,491,161)	(1,416,758)
	$1,691,196	$1,684,406

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

In November 2003, the Company purchased software and related materials from FoodSafety.com, Inc. for $305,000, which is included in software on the balance sheet.

The amount charged to amortization expense for the three months ending December 31, 2004 was $72,806. The amount written down to net realizable value during this period was zero. The amount charged to amortization expense for the three months ending December 31, 2003 was $65,922. The amount written down to net realizable value during this period was zero.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Revenue and Cost Recognition
The Company’s revenues are recognized at the time of shipment of products or performance of the contracted services. The Company sells its products and services both directly, using in-house sales employees, and indirectly, using channel sales partners. Channel sales partners are classified as independent resellers, value-added resellers, industry consultants and industry associations. Cost of goods is primarily made up of labor costs associated with software development and training.

The Company’s sales contracts are primarily on a time and material basis, with hourly billing rates negotiated with the customer. Contract revenues are earned as hours are expended and reimbursable costs are incurred.

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point and title passes upon shipment. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At December 31, 2004 and September 30, 2004, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than .5% of total revenue. Such internet transactions are recorded as training subscriptions and training is delivered via the hosted web sites of Vivid. The revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

The Company does not offer warranties or returns.

Royalty expenses
Reseller commissions or royalty payments are recorded as an expense if the Company bears the primary responsibility for the fulfillment of the underlying customer’s order and for the acceptance by the customer of the training services sold. Such costs paid to resellers are recorded as a reduction to the underlying selling price if the reseller is the primary obligor to the customer in the transaction.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was awarded a three-year contract with a minimum value of $1,708,353 with Fluor Hanford, Inc., a Nuvotec, Inc. shareholder, for the period from October 2002 to September 30, 2005. The Company provides computer-based training monthly for the employees of Fluor Hanford, Inc. and its contractors. The accounts receivable due from Fluor Hanford at December 31, and September 30, 2004, was $1,051 and $59,035 respectively. Revenue from Fluor Hanford for the three months ended December 31, September 30, 2004 $156,202 and $174,749, respectively.

The total amount payable by Vivid on the line of credit at December 31 and September 30, 2004 was $854,718 and $772,025, respectively. The portion of drawing on the line of credit attributed to Nuvotec as of December 31 and September 30, 2004 was $144,884 and $227,577 leaving $398 available for use by either company at December 31, 2004.

At December 31, and September 30, 2004, the recorded related party payable consisted of $854,718 and $772,025 of borrowing from the line of credit and $33,783 and $51,405 of management fees allocated and expenses paid on behalf of Vivid, by the majority shareholder, Nuvotec, Inc.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At December 31 and September 30, 2004, no preferred stock has been issued by the Company.

During the year ended September 30, 2004 the Company completed a private placement of 1,987,996 common stock shares at $0.25 per share for total proceeds of $496,999 less costs to issue of $74,200. In addition, the Company issued 10,000 shares of common stock for $2,500 as a gift to an employee’s family member. The Company has committed 100,000 shares of common stock with a value of $25,000 for the acquisition of ImageWorks.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

On December 23, 2003, the Company’s board of directors authorized several transactions. The maximum number of authorized common stock shares of the Company was increased to 200,000,000. The Company authorized a forward split of the Vivid Learning Systems, Inc. common stock, such that the major shareholder, Nuvotec, Inc. had 8,100,000 (restated) shares at September 30, 2003. Finally, a stock option plan was approved with an option pool of 2,400,000 common stock shares. Those shares will be available to employees, consultants and others under the plan. All references to authorized and issued common and preferred stock have been changed to reflect these board actions. The stock option plan is more fully described below.

NOTE 5 -- STOCK-BASED COMPENSATION

During 2004, the Company issued to executives and employees a total of 816,334 common stock options, exercisable at $0.25 per share for four years and vesting at a rate of 25% per year. No expense was recorded at September 30, 2004 because none of the options were vested and the benefit period begins October 1, 2004. In October 2004, 191,583 options vested and the Company recorded compensation expense of $13,410. In addition, the Company issued 50,000 options for legal fees. . The fair market value of these options is $7,500, which was recorded October 1, 2004 when the benefit period begins.

The fair value of each option granted under the Company’s 2003 Stock Option Plan is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4%, volatility is 0.3, and expected life is 4 years or 3 years.

The following is a summary of stock option activity:

Equity compensation plans not approved by shareholders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	716,834	$0.25	1,683,166
Total	716,834		1,683,166

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2003	—	$—
Granted	866,334	0.25
Exercised	—	—
Outstanding at September 30, 2004	866,334	$0.25
Options exercisable at September 30, 2004	—	$—
Granted during the three Months ended December 31, 2004	—
Expired or Terminated	149,500	0.25
Options outstanding at December 31, 2004	716,834	0.25
Options exercisable at December 31, 2004	—

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the three months ended December 31, 2004 and 2003, services provided to these contractors aggregated $157,517 and $280,261, representing 14% and 28% of total revenue, respectively. At December 31, 2004 and 2003, amounts due from these contractors are included in accounts receivable in the amounts of $11,680 and $85,275, respectively.

The Company’s concentration risks for customer accounts receivable and revenues greater than 10% of the total account balances for the respective periods are as follows:

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

	3 Months Ending December 31, 2004	3 Months Ending December 31, 2003
Revenues—Fluor Hanford	$152,300	$174,749
Revenues—ERG (State of PA)	$31,104	$115,360
Accounts Receivable Fluor Hanford	$1,051	$51,108
Accounts Receivable ERG (State of PA)	$327,344	$35,550

The Company maintains cash in a money market account at a bank in Washington State. The funds on deposit are not insured by the FDIC and, accordingly, a total of $22 and $111 is at risk at December 31, and September 30, 2004, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the three months ending December 31 2004 and 2003, the Company incurred $8,315 and $366 in royalty obligations, respectively, which are recorded in marketing expense. At December 31, and September 30, 2004 the Company accrued $11,239 and $11,202, respectively, in royalty obligations which are recorded in other current liabilities on the balance sheet.

NOTE 8 - SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the year ended September 30, 2002. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company has three operating segments at December 31, and September 30, 2004: corporate training subscriptions; custom products and services; ImageWorks-related revenues.

Segment information (after intercompany eliminations) for the three months ended December 31, 2004 and 2003 are as follows:

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

	December 31,	December 31,
	2004	2004
Revenues:
Corporate	$-	$-
Training subscriptions	779,150	654,684
Custom products and services	68,291	330,615
ImageWorks	280,247	-
Total Revenues	$1,127,688	$985,299

Operating income (loss):
Corporate	$(755,212)	$(662,109)
Training subscriptions	581,742	582,804
Custom products and services	(152,396)	195,342
ImageWorks	184,218	-
Income before income taxes	$(141,648)	$116,037

	December 31,	September 30,
	2004	2004
Identifiable assets:
Corporate	$5,214,785	$5,127,797
Training subscriptions	-	-
Custom products and services	-	-
ImageWorks	205,932	277,905
Total Identifiable Assets	$5,420,717	$5,405,702

Depreciation and amortization:
Corporate	$13,089	$2,640
Training subscriptions	-	-
Custom products and services	-	-
ImageWorks	6,249	21,798
Total Depreciation and Amortization	$19,338	$24,438

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Training subscriptions, the first reportable segment, derives revenues from the sale of computer-based safety training products and services throughout the United States., custom products and services which is the second reportable segment, expects to derive its revenue from custom products and services designed specifically for the end user. ImageWorks, the third segment, derives its revenues from custom media products and services.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2004

NOTE 9- SUBSEQUENT EVENTS

On March 14, 2005, Vivid Learning Systems, Inc. entered into an asset purchase agreement with TrueActive Software, Inc., (“Seller”) a Washington corporation. Pursuant to the agreement, the Company purchased from the Seller intellectual property with respect to certain software and other assets including Seller’s customer database, accounts receivable, inventory and marketing materials. The consideration for the purchase of assets consists of $120,000 in cash, an interest free $120,000 one year promissory note with principal payments payable monthly beginning May, 2005, four year warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share vesting over two years, and a two year employment agreement with the president of the Seller. The agreement also provides for royalties of 8% of net sales of certain software products purchased and 4% of net sales on derivative software products for a period of three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, fixed asset lives, recovery of long-lived assets and income taxes. If we had made different estimates or assumptions, our results of operations would have been affected.

We believe that the following items, although not exclusive, represent our more critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Below is a summary of the Company’s major accounting policies.

Accounting Methods—The Company’s financial statements are prepared using the accrual method of accounting.

Accounts Receivable—The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on the Company’s past and expected collections, and current credit conditions. Most receivables result from contracted subscriptions and services with large, established customers, including the federal and state governments. As of September 30, 2004 all Company receivables are considered collectible and no valuation allowance is deemed necessary.

Advertising—Advertising costs are charged to operations in the year incurred.

Revenue and Cost Recognition—The Company’s revenues are recognized at the time of shipment of products or performance of the contracted services. The Company sells its products and services both directly, using in-house sales employees, and indirectly, using channel sales partners. Channel sales partners are classified as independent resellers, value-added resellers, industry consultants and industry associations. Cost of goods is primarily made up of labor costs associated with software development and training. See Note 4 to the Financial Statements.

Reseller Commissions—These Commissions are recorded as an expense if the cumulative affirmative impact of indicators of gross revenue reporting, as outlined in EITF 99-19, Indicators 7-14, are met by the Company in the transaction. The Company pays each of the channel partners a commission, or a referral fee, recorded as a selling expense, strictly on a success basis as a result of selling the Company’s products and services to third party customers. The Company has contractual arrangements with each of these partners that range from one to two years. The Company pays these partners a referral fee, or a commission, of between five and fifty percent of net revenue depending upon their annual sales levels and other criteria. None of these U.S.-based contracts is exclusive, or restricts the Company from selling directly or through other channel partners into any markets. The Company does have one contract in place with a European reseller that is country-specific, exclusive, and has a duration of two years. Such expenses paid to resellers are recorded as a reduction to the underlying selling price if the cumulative affirmative impact of indicators of net revenue reporting, as outlined in EITF 99-19, Indicators 15-17 are present in the transaction. The Company does not provide any consideration to end-users other than negotiated price discounts for subscriptions based on the size of the contract. Contract size is defined by the number of employees (seats), number of lessons and length of the contract.

Royalty Expenses—Royalty payments are recorded as an expense if ownership of the training content does not reside with the Company in a licensing fee arrangement between the Company and the owner of the content.

Compensated Absences—The Company leases all of its employees from Human Resource Novations, Inc., a professional employer organization. Leased employees are entitled to paid personal time, which is accrued in the accounts as a current expense and liability, dependent upon the length of service.

Software Development Costs—Costs incurred for the internal development of software training content and enhancements, after technological feasibility has been established for the related content, are capitalized and stated at the lower of cost or net realizable value. Amortization is provided based on the straight-line method over the remaining economic life of the software training content, not to exceed five years.

Property and Equipment—Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the remaining useful live of the assets, ranging from three to ten years. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.

Provision for Taxes—Current tax provisions represent the federal income tax the Company would have incurred on a separate, stand-alone basis. Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

Results of Operations:

Three Months Ended December 31, 2004 as compared to the Three Months Ended December 31, 2003:

Revenues:

Overall revenues increased 14% to $1,127,688 in the first quarter of fiscal year 2005 from $985,299 in the first quarter of fiscal year 2004. The increase was due to the revenues attributable to subsidiary, ImageWorks Media Group, Inc. (“ImageWorks”) of $280,247 during the first quarter of fiscal 2005, which revenue stream was not available to the Company during the same quarter in 2004 because the subsidiary was not acquired until May, 2004. If the revenues from the subsidiary ImageWorks are excluded for comparison purposes, overall revenues decreased by 14% in comparing the two quarters due to a reduction in custom products and services revenue.

Training subscription revenues increased by 19% to $779,150 in the first quarter of fiscal year 2005 from $654,684 in the first quarter of fiscal year 2004 because of increasing subscription based customers in the comparison of the two quarters.

Custom products and services revenues increased overall by 5% to $348,538 in the first quarter of fiscal year 2005 from $330,615 in the first quarter of fiscal year 2004. However, custom products and services revenues decreased during the first quarter of fiscal year 2005 if the revenues from ImageWorks are excluded, because of reduced custom revenue earned from a large east coast customer, ERG, and the reduction of contracted federal custom work on the Hanford Site in Richland, WA from the Department of Energy and their subcontractors.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues increased by 92% to $399,188 in the first quarter of fiscal year 2005 from $207,153 in the first quarter of fiscal year 2004. The increase is due to a larger proportionate share of lower margin custom products and services revenues as compared to training subscription revenues in comparing the first quarter of fiscal 2005 to the first quarter of fiscal year 2004. Much of the proportionate increase in custom products and services revenue in the first quarter of fiscal year 2005 is attributable to the newly acquired subsidiary, ImageWorks.

Training subscription cost of revenues increased by 15% to $82,472 in the first quarter of fiscal year 2005 from $71,880 in the first quarter of fiscal year 2004. This increase is due to increased training subscription revenues in comparing the two quarters. The increased expenses associated with cost of training subscription revenues translated into no reduction in the gross profit margin of 89% of training subscription revenues in comparing the two quarters due to the increase in training subscription revenues in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004.

Custom products and services cost of revenues increased by 134% to $316,716 in the first quarter of fiscal year 2005 from $135,273 in the first quarter of fiscal year 2004. The increase is partially due to the new costs of revenue attributable to the ImageWorks operation of $96,029 in the first quarter of fiscal 2005. Also, significant expenses were incurred in building the infrastructure of the custom products and services operating segment, which had the effect of increasing the direct costs attributable to custom products and services revenues in the first quarter of fiscal year 2005. These infrastructure expenses included increased salaries of newly acquired production personnel and technical assistance support for custom projects.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses decreased by 12% to $346,426 in the first quarter of fiscal year 2005 from $392,423 in the first quarter of fiscal year 2004. The decrease is mainly attributable to a 27% reduction in commissions paid to resellers to $109,182 in the first quarter of fiscal year 2005 from $149,713 in the first quarter of fiscal year 2004. The reduction in commissions paid to resellers is the result of an increase in the proportion of direct sales to total sales in the first quarter of fiscal year 2005.

Depreciation and Amortization:

Depreciation and amortization decreased by 21% to $19,338 in the first quarter of fiscal year 2005 from $24,438 in the first quarter of fiscal year 2004 due to an increase in fully depreciated assets in comparing the two quarters.

General and Administrative Expenses:

General and Administrative expenses increased by 103% to $493,057 in the first quarter of fiscal year 2005 from $243,060 in the first quarter of fiscal year 2004. The significant expense categories of increase in comparing the first quarters of fiscal year 2005 to 2004 are labor, professional fees, rents, and insurance. The labor increase ($212,038 in the first quarter of fiscal year 2005 compared to $88,926 in the first quarter of fiscal year 2004) is due to additional labor support via the hiring of new employees, especially in management, to meet the internal administrative needs of a growing operation. The increase in professional fees ($56,597 in the first quarter of fiscal year 2005 compared to $17,766 in the first quarter of fiscal year 2004) is related to increased auditing, board, and legal fees associated with becoming a publicly traded entity. The increase in rents ($57,245 in the first quarter of fiscal year 2005 compared to $14,143 in the first quarter of fiscal year 2004) is due to the expiration of rent abatement from the landlord, Port of Benton, in the current fiscal year. The increase in insurance (112% increase to $14,041 in the first quarter of fiscal year 2005 compared to $6,613 in the first quarter of fiscal year 2004) is due to new premiums for directors and officers liability coverage and an overall increase in liability coverage requirements for becoming a publicly traded entity.

Income from Operations

Income from Operations decreased by $248,546 to ($130,321) in the first quarter of fiscal year 2005 from $118,225 in the first quarter of fiscal year 2004. Principally, the decrease is due to increased direct and general and administrative expenses in the comparison of the two quarters.

Other Income (Expense)

The main increase in other expenses is attributable to interest expense on the line of credit in the first quarter of fiscal year 2005 compared to 2004. Interest expense on the line of credit was $11,597 in the quarter ended December 31, 2004 compared to $2,188 in the quarter ended December 31, 2003. The line of credit was utilized more frequently to finance the timing of expenses incurred in the expansion of the operation in the first quarter of fiscal year 2005 compared to fiscal year 2004.

Net Income (Loss)

The operation sustained a loss of $93,488 in the first quarter of fiscal year 2005 compared to a profit of $87,028, or 9% of revenues, in the first quarter of fiscal year 2004. The decrease in net income of $180,516 is due to increased infrastructure expenses to meet the needs of an expanding operation.

Seasonality and Other Factors Affecting Quarterly Results

The revenues of the Company normally fluctuate during the holiday season of the year. The October through December quarter is typically lower in revenues than the other quarters of the year due to less emphasis on training and fewer training courses delivered during this period by many of our clients. We expect quarterly fluctuations in operating results as a result of many factors including acquisitions and roll-out of new product offerings. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

Historically, the Company has financed its cash flow requirements through the management of its line of credit and cash generated from operations. As of December 31, 2004, the Company had cash and cash equivalents of $86,500 as compared to $49,451 as of September 30, 2004.

Cash flows provided by operating activities amounted to $61,078 in the first three months of fiscal year 2005 compared to $148,704 in the same period of fiscal year 2004. The main reason for the reduction is attributable to the net loss of $93,488 sustained by the Company in the first quarter of fiscal year 2005.

Cash flows used in investing activities decreased by $101,736 to $89,100 in the first quarter of fiscal year 2005 from $190,836 in the first quarter of fiscal year 2004. The decrease is attributable to lower expenditures related to the acquisition of software and internally developed software as a result of a reduction in cash resources generated by the operation.

Cash flows provided by financing activities increased by $34,551 to $65,071 in the first quarter of fiscal year 2005 compared to $30,520 in the first quarter of fiscal year 2004. The increase is attributable to a greater reliance upon the line of credit to assist in financing the operation.

The Company believes that equity/debt financing together with cash generated by operations are required to achieve market objectives in terms of timeliness into the market and market share. If cash generated from operations is insufficient to satisfy our liquidity requirements and the Company is unable to raise needed equity/debt funds on acceptable terms or at all the Company may not be able to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures. A material shortage of capital may require the Company to take steps such as reducing its level of operations, disposing of selected assets, or seeking an acquisition partner.

ITEM 3. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	On January 26, 2005, the annual meeting of shareholders took place.

(b)	The meeting involved the election of directors. The following directors were elected at the meeting. These individuals represent all of the directors of the Company.

Robert L. Ferguson [three year term] 8,744,000 votes
William N. Lampson [one year term] 8,748,000 votes
Steven Katz [two year term]  8,744,000 votes
Kevin A. Smith [three year term]  8,748,000 votes
Andrew A. Thoresen [one year term] 8,744,000 votes
Robert J. Turner [two year term]  8,748,000 votes

(c)
The additional matter voted on at the January 26, 2005 annual meeting was the “2003 Vivid Learning Systems Stock Option Plan.” The Plan was approved with 8,630,000 votes. There were no votes cast against approval of the Plan. There were 1,567,996 votes that were not cast.

ITEM 6.  EXHIBITS.

(a) Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Rule 1350 Certification of Chief Executive Officer
32.2	Rule 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2005	Vivid Learning Systems, Inc.

	By:	/s/ Kevin A. Smith
Kevin A. Smith
President and Chief Executive Officer