Form 10QSB
period 2005-03-31
Vivid Learning Systems, Inc.
filed 2005-05-11
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

VIVID LEARNING SYSTEMS, INC.
MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Statements	3

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion And Analysis
	Of Financial Condition And Results Of Operations	20
Item 3	Controls and Procedures	26

	PART II OTHER INFORMATION

Item 6.	Exhibits	27

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

PAGE
Consolidated Balance Sheets	5

Consolidated Statements of Income	6-7

Consolidated Statements of Cash Flows	8

Notes to Financial Statements	9-19

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$343	$49,451
Accounts and contracts receivable	1,121,877	1,933,573
Accounts and contracts receivable, Fluor Hanford	5,522	59,035
Accounts receivable, related party	4,252	3,894
Employee advances	8,781	22,222
Prepaid expenses	81,264	68,813
Other current assets	302,101	72,179
TOTAL CURRENT ASSETS	1,524,140	2,209,167

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,255,538	1,135,030
Less: Accumulated depreciation and amortization	(861,001)	(764,914)
TOTAL PROPERTY, PLANT AND EQUIPMENT	394,537	370,116

OTHER ASSETS
Software, net of amortization	1,667,274	1,684,406
Intangibles, net of amortization	1,184,443	763,160
Goodwill	375,000	375,000
Long-term contracts receivable	441,042	—
TOTAL OTHER ASSETS	3,667,759	2,822,566

TOTAL ASSETS	$5,586,436	$5,401,849

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$174,335	$189,588
Payable to related party	1,439,090	823,430
Accrued contract labor	196,451	159,450
Other current liabilities	186,735	271,950
Unearned revenue	8,138	30,286
Notes payable, related parties	125,000	250,000
Current portion of long-term liabilities	80,000	30,000
TOTAL CURRENT LIABILITIES	2,209,749	1,754,704

LONG-TERM LIABILITIES
Other long-term liability	615,000	545,000
Related party payable	176,769	299,634
TOTAL LONG-TERM LIABILITIES	791,769	844,634

TOTAL LIABILITIES	3,001,518	2,599,338

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value;
200,000,000 shares authorized, 10,197,996
shares issued and outstanding	1,020	1,020
Additional paid-in capital	2,490,536	2,469,626
Retained earnings	93,362	331,865
TOTAL STOCKHOLDERS' EQUITY	2,584,918	2,802,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,586,436	$5,401,849

	—	—

See accompanying condensed notes.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(Unaudited)	(Unaudited)

REVENUES
Training subscriptions	$517,523	$742,252
Training subscriptions, Fluor Hanford	147,337	142,363
Custom products and services	300,730	182,919
Custom products and services, Fluor Hanford	44,958	4,194
	1,010,548	1,071,728

COST OF REVENUES
Training subscriptions	89,133	73,284
Custom products and services	286,051	167,732
	375,184	241,016

GROSS PROFIT	635,364	830,712

EXPENSES
Marketing and related labor expenses	253,264	306,597
Reseller commissions	63,750	65,759
Depreciation and amortization	17,773	20,545
Wages and contract labor	227,880	128,430
Other operating expenses	280,060	38,221
TOTAL OPERATING EXPENSES	842,727	559,552

INCOME (LOSS) FROM OPERATIONS	(207,363)	271,160

OTHER INCOME (EXPENSE)
Interest income	161	460
Interest expense	(12,518)	(1,658)
TOTAL OTHER INCOME (EXPENSE)	(12,357)	(1,198)

INCOME (LOSS) BEFORE INCOME TAXES	(219,720)	269,962

INCOME TAX BENEFIT (EXPENSE)	74,705	(92,025)

NET INCOME (LOSS)	$(145,015)	$177,937

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$0.02

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	10,197,996	8,100,000

See accompanying condensed notes.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
	(Unaudited)	(Unaudited)

REVENUES
Training subscriptions	$1,149,335	$1,254,573
Training subscriptions, Fluor Hanford	294,675	284,726
Custom products and services	640,404	481,148
Custom products and services, Fluor Hanford	53,822	36,580
	2,138,236	2,057,027

COST OF REVENUES
Training subscriptions	171,605	145,164
Custom products and services	602,767	303,005
	774,372	448,169

GROSS PROFIT	1,363,864	1,608,858

EXPENSES
Marketing and related labor expenses	490,508	549,307
Reseller commissions	172,932	215,472
Depreciation and amortization	37,111	44,983
Wages and contract labor	440,547	217,356
Other operating expenses	560,450	222,372
TOTAL OPERATING EXPENSES	1,701,548	1,249,490

INCOME FROM OPERATIONS	(337,684)	359,368

OTHER INCOME (EXPENSE)
Interest income	431	460
Interest expense	(24,115)	(3,846)
TOTAL OTHER INCOME (EXPENSE)	(23,684)	(3,386)

INCOME (LOSS) BEFORE INCOME TAXES	(361,368)	355,982

INCOME TAX BENEFIT (EXPENSE)	122,865	(121,034)

NET INCOME (LOSS)	$(238,503)	$234,948

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.02)	$0.03

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	10,197,996	8,100,000

See accompanying condensed notes.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(238,503)	$234,948
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	37,111	44,983
Amortization of capitalized software	147,289	111,122
Options issued for services	20,910	—
Changes in assets and liabilities:
Accounts and contracts receivable	864,851	(237,975)
Prepaid expenses	(12,451)	4,207
Other current assets	(216,481)	170,512
Accounts payable	(15,253)	48,950
Accrued payroll and related expenses	37,001	165,699
Related party payables, net of line of credit	117,238	(292,895)
Long-term receivable contracts	(441,042)	—
Other current liabilities	(107,363)	83,565
Net cash provided by operating activities	193,307	333,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(147,940)	(134,648)
Acquisition of software	(197,450)	(150,885)
Net cash used by investing activities	(345,390)	(285,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	—	422,799
Payments on notes payable, related party	(125,000)	—
Proceeds from related party line of credit	227,975	18,150
Net cash provided by financing activities	102,975	440,949

Net increase (decrease) in cash	(49,108)	488,532

Cash at beginning of period	49,451	11,612

Cash at end of period	$343	$500,144

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$24,115	$5,846
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Options issued for services	$20,910	$—

See accompanying condensed notes.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2005

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the Company’s consolidated audited financial statements and footnotes thereto.

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
March 31, 2005

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

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There were 716,834 and 882,353 common stock equivalents outstanding at March 31, 2005 and September 30, 2004, respectively. Earnings per share at March 31, 2005 and September 30, 2004 reflect the forward stock split which occurred on November 25, 2003.

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
March 31, 2005

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4. “This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not at present have inventory that would be affected by this statement.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2005

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2005

Production costs incurred subsequent to the establishment of technological feasibility are capitalized. Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standards No. 86, which consist primarily of labor related costs. As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended via time sheets, and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on a lesson content by lesson content basis. Net realizable value is determined by comparing the unamortized cost of each developed software lesson content and the remaining available market (quantified by dollars) for that content in the industry in which Vivid is selling the content. The unamortized software development cost is then aggregated by lesson content and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required. The Company’s amortization method assumes that sales of the Company’s existing software products will continue for at least the ensuing five years. For the three months ended March 31, 2005 and 2004, $74,483 and $67,268 of amortization expense were recorded, respectively.

Software development costs consist of the following at the dates shown:

	March 31, 2005	September 30, 2004
Software development costs	$3,231,321	$3,101,164
Accumulated amortization	(1,564,047)	(1,416,758)
	$1,667,274	$1,684,406

In November 2003, the Company purchased software and related materials from FoodSafety.com, Inc. for $305,000, which is included in software on the balance sheet.

The amount charged to amortization expense for the six months ending March 31, 2005 was $147,289. The amount written down to net realizable value during this period was zero. The amount charged to amortization expense for the six months ending March 31, 2004 was $133,190. The amount written down to net realizable value during this period was zero.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2005

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

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point and title passes upon shipment. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At March 31, 2005 and September 30, 2004, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2005

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was awarded a three-year contract with a minimum value of $1,708,353 with Fluor Hanford, Inc., a Nuvotec, Inc. shareholder, for the period from October 2002 to September 30, 2005. The Company provides computer-based training monthly for the employees of Fluor Hanford, Inc. and its contractors. The accounts receivable due from Fluor Hanford at March 31, 2005 and September 30, 2004, was $5,522 and $59,035 respectively. Revenue from Fluor Hanford for the three months ended March 31, 2005 and September 30, 2004 was $192,297 and $174,749, respectively.

The total amount payable by Vivid on the line of credit at March 31, 2005 and September 30, 2004 was $1,000,000 and $772,025, respectively. The portion of drawing on the line of credit attributed to Nuvotec as of March 31, 2005 and September 30, 2004 was $1,000,000 and $227,577 leaving $0 available for use by either company at March 31, 2005.

At March 31, 2005 and September 30, 2004, the recorded related party payable consisted of $1,000,000 and $772,025 of borrowing from the line of credit and $318,881 and $51,405 of management fees allocated and expenses paid on behalf of Vivid, by the majority shareholder, Nuvotec, Inc.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At March 31, 2005 and September 30, 2004, no preferred stock has been issued by the Company.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2005

NOTE 5 - STOCK-BASED COMPENSATION

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

The fair value of each option granted under the Company’s 2003 Stock Option Plan is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4%; volatility is 0.3; and expected life is 4 years or 3 years.

The following is a summary of stock option activity:

Equity compensation plans not approved by shareholders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

2003 Stock Option Plan	716,834	$0.25	1,683,166

Total	716,834		1,683,166

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2003	—	$—
Granted	866,334	0.25
Exercised	—	—
Outstanding at September 30, 2004	866,334	$0.25

Expired or terminated options outstanding at March 31, 2005	149,500	0.25

Options exercisable at March 31, 2005	—	—

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2005

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the six months ended March 31, 2005 and 2004, services provided to these contractors aggregated $342,106 and $475,557, representing16% and 23% of total revenue, respectively. At March 31, 2005 and 2004, amounts due from these contractors are included in accounts receivable in the amounts of $11,019 and $8,588, respectively.

The Company’s concentration risks for customer accounts receivable and revenues greater than 10% of the total account balances for the respective periods are as follows:

	6 Months Ending March 31, 2005	6 Months Ending March 31, 2004
Revenues—Fluor Hanford	$337,297	$321,306
Revenues—ERG (State of PA)	$31,104	$262,700
Accounts Receivable Fluor Hanford	$5,522	$2,503
Accounts Receivable ERG (State of PA)	$327,344	$0

The Company maintains cash in a money market account at a bank in Washington State. The funds on deposit are not insured by the FDIC and, accordingly, a total of $2 and $111 is at risk at March 31, 2005 and September 30, 2004, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the six months ending March 3, 2005 and 2004, the Company incurred $12,882 and $15,204 in royalty obligations, respectively, which are recorded in marketing expense. At March 31, 2005 and September 30, 2004 the Company accrued $11,670 and $11,202, respectively, in royalty obligations which are recorded in other current liabilities on the balance sheet.

NOTE 8 - SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the year ended September 30, 2002. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company has three operating segments at March 31, 2005 and September 30, 2004: corporate training subscriptions; custom products and services; ImageWorks-related revenues.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2005

Segment information (after intercompany eliminations) for the six months ended March 31, 2005 and 2004 are as follows:

	March 31, 2005	March 31, 2004
Revenues:
Corporate	$—	$—
Training subscriptions	1,444,010	1,539,299
Custom products and services	222,927	517,728
ImageWorks	471,299	—
Total Revenues	$2,138,236	$2,057,027

Operating income (loss):
Corporate	$(1,725,232)	$(1,252,876)
Training subscriptions	1,272,405	1,394,135
Custom products and services	(188,946)	214,723
ImageWorks	280,405	—
Income before income taxes	$(361,368)	$355,982

	March 31, 2005	March 31, 2004
Identifiable assets:
Corporate	$5,430,633	$5,401,849
Training subscriptions	—	—
Custom products and services	—	—
ImageWorks	155,803	—
Total Identifiable Assets	$5,586,436	$5,401,849

Depreciation and amortization:
Corporate	$26,959	$44,983
Training subscriptions	—	—
Custom products and services	—	—
ImageWorks	10,152	—
Total Depreciation and Amortization	$37,111	$44,983

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2005

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Training subscriptions, the first reportable segment, derives revenues from the sale of computer-based safety training products and services throughout the United States. Custom products and services which is the second reportable segment, expects to derive its revenue from custom products and services designed specifically for the end user. ImageWorks, the third segment, derives its revenues from custom media products and services.

NOTE 9 - PURCHASE OF TRUEACTIVE SOFTWARE

On March 14, 2005, Vivid Learning Systems, Inc. entered into an asset purchase agreement with TrueActive Software, Inc., (“Seller”) a Washington corporation. Pursuant to the agreement, the Company purchased from the Seller intellectual property with respect to certain software and other assets including Seller’s customer database, accounts receivable, inventory and marketing materials. The consideration for the purchase of assets consists of $120,000 in cash, an interest free $120,000 one year promissory note with principal payments payable monthly beginning May, 2005, four year warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share vesting over two years, and a two year employment agreement with the president of the Seller. The agreement also provides for royalties of 8% of net sales of certain software products purchased and 4% of net sales on derivative software products for a period of three years. The note balance of $120,000 is recorded in current and long-term liabilities at March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Revenues:

Overall revenues decreased 6% to $1,010,548 in the second quarter of fiscal year 2005 from $1,071,728 in the second quarter of fiscal year 2004. The decrease was due to a reduction in training subscription revenues. Also, if the revenues attributable to subsidiary, ImageWorks Media Group, Inc. (“ImageWorks”) of $191,052 during the second quarter of fiscal 2005 are excluded for comparison purposes, which revenue stream was not available to the Company during the same quarter in 2004 because the subsidiary was not acquired until May, 2004, overall revenues decreased by 24% due to a reduction in both training subscription and custom products and services revenues.

Training subscription revenues decreased by 25% to $664,860 in the second quarter of fiscal year 2005 from $884,615 in the second quarter of fiscal year 2004 because of a reduction of revenue earned from a large east coast customer.

Custom products and services revenues increased overall by 85% to $345,688 in the second quarter of fiscal year 2005 from $187,113 in the second quarter of fiscal year 2004. However, custom products and services revenues decreased 17% to 154,636 during the second quarter of fiscal year 2005 if the revenues from ImageWorks are excluded, because of the reduction of contracted federal custom work on the Hanford Site in Richland, WA from the Department of Energy and their subcontractors.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues increased by 56% to $375,184 in the second quarter of fiscal year 2005 from $241,016 in the second quarter of fiscal year 2004. The increase is primarily due to a larger proportionate share of lower margin custom products and services revenues as compared to training subscription revenues in comparing the second quarter of fiscal 2005 to the second quarter of fiscal year 2004. Much of the increase in custom products and services direct expenses in the second quarter of fiscal year 2005 is attributable to the custom type of the revenues generated by the newly acquired subsidiary, ImageWorks, and technical assistance support expenses incurred in the delivery of custom projects.

Training subscription cost of revenues increased by 22% to $89,133 in the second quarter of fiscal year 2005 from $73,284 in the second quarter of fiscal year 2004. This increase is due to higher expenses incurred in the delivery of training subscription contracts sold.

Custom products and services cost of revenues increased by 71% to $286,051 in the second quarter of fiscal year 2005 from $167,732 in the second quarter of fiscal year 2004. The increase is partially due to the new costs of revenue attributable to the ImageWorks operation of $94,865 in the second quarter of fiscal 2005. Also, significant expenses were incurred in building the infrastructure of the custom products and services operating segment, which had the effect of increasing the direct costs attributable to custom products and services revenues in the second quarter of fiscal year 2005. These infrastructure expenses included increased salaries of newly acquired production personnel and technical assistance support for custom projects.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses decreased by 15% to $317,014 in the second quarter of fiscal year 2005 from $372,356 in the second quarter of fiscal year 2004. The decrease is mainly attributable to a reduction in sales management employment related expenses and internal commissions paid to sales employees due to a restructuring of the commission compensation plan applicable to sales employees.

Depreciation and Amortization:

Depreciation and amortization decreased by 14% to $17,773 in the second quarter of fiscal year 2005 from $20,545 in the second quarter of fiscal year 2004 due to an increase in fully depreciated assets in comparing the two quarters.

General and Administrative Expenses:

General and Administrative expenses increased by 205% to $507,940 in the second quarter of fiscal year 2005 from $166,651 in the second quarter of fiscal year 2004. The significant expense categories of increase in comparing the second quarters of fiscal year 2005 to 2004 are labor, professional fees, rents, and insurance. The labor increase ($228,509 in the second quarter of fiscal year 2005 compared to $128,430 in the second quarter of fiscal year 2004) is due to additional administrative labor support from newly acquired ImageWorks and the hiring of new employees, especially in management, to meet the internal administrative needs of a growing operation. The increase in professional fees ($84,923 in the second quarter of fiscal year 2005 compared to $23,697 in the second quarter of fiscal year 2004) is related to increasing auditing, board, and legal fees associated with becoming a publicly traded entity. The increase in rents ($58,766 in the second quarter of fiscal year 2005 compared to $12,819 in the second quarter of fiscal year 2004) is due to the expiration of rent abatement from the landlord, Port of Benton, in the current fiscal year. The increase in insurance (75% increase to $12,609 in the second quarter of fiscal year 2005 compared to $7,213 in the first quarter of fiscal year 2004) is due to new premiums for directors and officers liability coverage and an overall increase in liability coverage requirements for becoming a publicly traded entity.

Income from Operations

Income from Operations decreased by $478,523 to ($207,363) in the second quarter of fiscal year 2005 from $271,160 in the second quarter of fiscal year 2004. Principally, the decrease is due to increased direct and general and administrative expenses in the comparison of the two quarters.

Other Income (Expense)

The main increase in other expenses is attributable to interest expense on the line of credit in the second quarter of fiscal year 2005 compared to 2004. Interest expense on the line of credit was $12,518 in the quarter ended March 31, 2005 compared to $1,658 in the quarter ended March 31, 2004. The line of credit was utilized more frequently to finance the timing of expenses incurred in the expansion of the operation in the second quarter of fiscal year 2005 compared to fiscal year 2004.

Net Income (Loss)

The operation sustained a loss of $145,015 in the second quarter of fiscal year 2005 compared to a profit of $177,937, or 17% of revenues, in the second quarter of fiscal year 2004. The decrease in net income of $322,952 is due to increased infrastructure expenses to meet the needs of an expanding operation partially offset by a federal income tax benefit related to the quarterly loss.

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

Liquidity and Capital Resources

Historically, the Company has financed its cash flow requirements through the management of its line of credit and cash generated from operations. As of March 31, 2005, the Company had cash and cash equivalents of $343 as compared to $49,451 as of September 30, 2004.

Cash flows provided by operating activities amounted to $132,229 in the second quarter of fiscal year 2005 compared to $184,412 in the same period of fiscal year 2004. The main reason for the reduction is attributable to the net loss of $145,015 sustained by the Company in the second quarter of fiscal year 2005 partially offset by increases in accounts and contracts receivable in the comparison of the two quarters.

Cash flows used in investing activities increased by $161,593 to $256,290 in the second quarter of fiscal year 2005 from $94,697 in the second quarter of fiscal year 2004. The increase is attributable to higher expenditures related to the acquisition of software and internally developed software.

Cash flows provided by financing activities decreased by $375,525 to $37,904 in the second quarter of fiscal year 2005 compared to $410,429 in the second quarter of fiscal year 2004. The decrease in the current year’s quarter ending March 31, 2005 is attributable to collections from the private placement in the previous year’s quarter ending March 31, 2004.

RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2005 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2004

Revenues:

Overall revenues increased 4% to $2,138,236 in the six months year to date of fiscal year 2005 from $2,057,027 in the six months year to date of fiscal year 2004. The increase was due to the revenues attributable to subsidiary, ImageWorks Media Group, Inc. (“ImageWorks”) of $471,299 during the six months year to date of fiscal 2005, which revenue stream was not available to the Company during the same quarter in 2004 because the subsidiary was not acquired until May, 2004. If the revenues from the subsidiary ImageWorks are excluded for comparison purposes, overall revenues decreased by 19% in comparing the six months year to date of the two fiscal years.

Training subscription revenues decreased by 6% to $1,444,010 in the six months year to date of fiscal year 2005 from $1,539,299 in the six months year to date of fiscal year 2004 because of a slight decrease in subscription renewals in the comparison of the year to date totals of the two fiscal years.

Custom products and services revenues increased overall by 34% to $694,226 in the six months year to date of fiscal year 2005 from $517,728 in the six months year to date of fiscal year 2004. However, custom products and services revenues decreased by 57% to $222,927 during the six months year to date of fiscal year 2005 compared to the same period in fiscal year 2004, if the revenues from ImageWorks are excluded, because of reduced custom revenue earned from a large east coast customer, and the reduction of contracted federal custom work on the Hanford Site in Richland, WA from the Department of Energy and their subcontractors.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues increased by 73% to $774,372 in the six months year to date of fiscal year 2005 from $448,169 in the six months year to date of fiscal year 2004. The increase is due to a larger proportionate share of lower margin custom products and services revenues as compared to training subscription revenues in comparing the six months year to date of fiscal 2005 with the same period in fiscal year 2004. Much of the proportionate increase in custom products and services revenue in the six months year to date of fiscal year 2005 is attributable to the newly acquired subsidiary, ImageWorks.

Training subscription cost of revenues increased by 18% to $171,605 in the six months year to date of fiscal year 2005 from $145,164 in the six months ended March 31, 2004. This increase is due to higher direct expenses incurred in the delivery of training subscription contracts sold.

Custom products and services cost of revenues increased by 99% to $602,767 in the six months year to date of fiscal year 2005 from $303,005 in the six months ended March 31, 2004. The increase is partially due to the new costs of revenue attributable to the ImageWorks operation of $190,894 in the six months year to date of fiscal 2005. Also, significant expenses were incurred in building the infrastructure of the custom products and services operating segment, which had the effect of increasing the direct costs attributable to custom products and services revenues in the six months year to date of fiscal year 2005. These infrastructure expenses included increased salaries of newly acquired production personnel and technical assistance support for custom projects.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses decreased by 13% to $663,440 in the six months year to date of fiscal year 2005 from $764,779 in the six months year to date of fiscal year 2004. The decrease is mainly attributable to a 20% reduction in internal and external sales commissions to $258,486 in the six months year to date of fiscal year 2005 from $321,237 in the same comparable period of fiscal year 2004. Also, a reduction in sales management and staff employment related expenses due to a restructuring of the commission compensation plan applicable to sales employees contributed to the decrease in comparing the two periods.

Depreciation and Amortization:

Depreciation and amortization decreased by 17% to $37,111 in the six months to date of fiscal year 2005 from $44,983 in the comparable period of fiscal year 2004 due to an increase in fully depreciated assets in comparing the two quarters.

General and Administrative Expenses:

General and Administrative expenses increased by 128% to $1,000,997 in the six months year to date of fiscal year 2005 from $439,728 in the six months year to date of fiscal year 2004. The significant expense categories of increase in comparing the six months year to date of fiscal year 2005 to 2004 are labor, professional fees, rents, and insurance. The labor increase ($440,547 in the six month year to date of fiscal year 2005 compared to $217,356 in the same period of fiscal year 2004) is due to additional administrative labor support from newly acquired ImageWorks, and the hiring of new employees, especially in management, to meet the internal administrative needs of a growing operation. The increase in professional fees ($141,520 in the six months year to date of fiscal year 2005 compared to $41,463 in the same period of fiscal year 2004) is related to increasing auditing, board, and legal fees associated with becoming a publicly traded entity. The increase in rents ($116,011 in the six months year to date of fiscal year 2005 compared to $26,962 in the same period of fiscal year 2004) is due to the expiration of rent abatement from the landlord, Port of Benton, in the current fiscal year. The increase in insurance (93% increase to $26,650 in the six months year to date of fiscal year 2005 compared to $13,826 in the same period of fiscal year 2004) is due to new premiums for directors and officers liability coverage and an overall increase in liability coverage requirements for becoming a publicly traded entity.

Income from Operations

Income from Operations decreased by $697,052 to ($337,684) in the six months year to date of fiscal year 2005 from $359,368 in the six months year to date of fiscal year 2004. Principally, the decrease is due to increased direct and general and administrative expenses in the comparison of the six months year to date of the two fiscal years.

Other Income (Expense)

The main increase in other expenses is attributable to interest expense on the line of credit in the six months year to date of fiscal year 2005 compared to 2004. Interest expense on the line of credit was $24,115 in the six months ended March 31, 2005 compared to $3,846 in the six months ended March 31, 2004. The line of credit was utilized more frequently to finance the timing of expenses incurred in the expansion of the operation in the first quarter of fiscal year 2005 compared to fiscal year 2004.

Net Income (Loss)

The operation sustained a loss of $238,503 in the six months year to date of fiscal year 2005 compared to a profit of $234,948, or 11% of revenues, in the six months year to date of fiscal year 2004. The decrease in net income of $473,451 is due to increased infrastructure expenses to meet the needs of an expanding operation partially offset by a federal income tax benefit related to the six months year to date loss.

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

Cash flows provided by operating activities amounted to $193,307 in the six months year to date of fiscal year 2005 compared to $333,116 in the same period of fiscal year 2004. The main reason for the reduction is attributable to the net loss of $93,488 sustained by the Company in the first quarter of fiscal year 2005 partially offset by increases in accounts and contracts receivable in the comparison of the same period of the two fiscal years.

Cash flows used in investing activities increased by $59,857 to $345,390 in the six months year to date of fiscal year 2005 from $285,533 in the six months year to date of fiscal year 2004. The increase is mainly attributable to higher expenditures related to the acquisition of software and internally developed software.

Cash flows provided by financing activities decreased by $337,974 to $102,975 in the six months year to date of fiscal year 2005 compared to $440,949 in the six months year to date of fiscal year 2004. The decrease in the current year’s six month period ending March 31, 2005 is attributable to collections from the private placement in the previous year’s six month period ending March 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month and six months to date periods ended March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Vivid Learning Systems, Inc.

Dated: May 10, 2005	By:	/s/ Kevin A. Smith
Kevin A. Smith
President and Chief Executive Officer