Form 10QSB
period 2005-06-30
Vivid Learning Systems, Inc.
filed 2005-08-12
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

The number of shares of the Registrant's common stock issued and outstanding at June 30, 2005, was 10,247,996.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

VIVID LEARNING SYSTEMS, INC.
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Statements	3

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	20
Item 3	Controls and Procedures	26

PART II
OTHER INFORMATION

Item 6.	Exhibits	27

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	PAGE

	Consolidated Balance Sheets	5

	Consolidated Statements of Income	6-7

	Consolidated Statements of Cash Flows	8

	Notes to Financial Statements	9-19

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	September 30,
	(Unaudited)	2004
ASSETS

CURRENT ASSETS
Cash	$32,555	$49,451
Accounts and contracts receivable	1,178,310	1,933,573
Accounts and contracts receivable, Fluor Hanford	20,646	59,035
Accounts receivable, related party	4,605	3,894
Employee advances	7,775	22,222
Prepaid expenses	69,034	68,813
Other current assets	304,505	72,179
TOTAL CURRENT ASSETS	1,617,430	2,209,167

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,220,820	1,135,030
Less: Accumulated depreciation and amortization	(877,846)	(764,914)
TOTAL PROPERTY, PLANT AND EQUIPMENT	342,974	370,116

OTHER ASSETS
Software, net of amortization	1,800,880	1,684,406
Intangibles, net of amortization	1,183,693	763,160
Goodwill	375,000	375,000
Long-term contracts receivable	404,792	—
TOTAL OTHER ASSETS	3,764,365	2,822,566

TOTAL ASSETS	$5,724,769	$5,401,849

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$233,771	$189,588
Payable to related party	1,830,957	823,430
Accrued contract labor	323,593	159,450
Other current liabilities	174,941	271,950
Unearned revenue	19,473	30,286
Notes payable, related parties	50,000	250,000
Current portion of long-term liabilities	80,000	30,000
TOTAL CURRENT LIABILITIES	2,712,735	1,754,704

LONG-TERM LIABILITIES
Other long-term liability	595,000	545,000
Other Related party payable	44,282	299,634
TOTAL LONG-TERM LIABILITIES	639,282	844,634

TOTAL LIABILITIES	3,352,017	2,599,338

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 10,247,996 shares issued and outstanding	1,020	1,020
Additional paid-in capital	2,535,552	2,469,626
Retained earnings <deficit>	(163,820)	331,865
TOTAL STOCKHOLDERS' EQUITY	2,372,752	2,802,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,724,769	$5,401,849

See accompanying condensed notes to consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
REVENUES
Training subscriptions	$227,562	$819,059
Training subscriptions, Fluor Hanford	147,338	142,363
Custom products and services	329,513	382,352
Custom products and services, Fluor Hanford	62,884	18,567
	767,297	1,362,341

COST OF REVENUES
Training subscriptions	84,645	76,577
Custom products and services	318,887	279,523
	403,532	356,100

GROSS PROFIT	363,765	1,006,241

EXPENSES
Marketing and related labor expenses	230,585	331,837
Reseller commissions	37,312	72,030
Depreciation and amortization	17,595	24,030
Wages and contract labor	230,242	128,414
Other operating expenses	222,778	172,407
TOTAL OPERATING EXPENSES	738,512	728,718

INCOME (LOSS) FROM OPERATIONS	(374,747)	277,523

OTHER INCOME (EXPENSE)
Interest income	105	697
Interest expense	(15,027)	(914)
TOTAL OTHER INCOME (EXPENSE)	(14,922)	(217)

INCOME (LOSS) BEFORE INCOME TAXES	(389,669)	277,306

INCOME TAX BENEFIT (EXPENSE)	132,487	(95,532)

NET INCOME (LOSS)	$(257,182)	$181,774

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.03)	$0.02

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	10,247,996	8,100,000

See accompanying condensed notes to consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
REVENUES
Training subscriptions	$1,376,897	$2,073,632
Training subscriptions, Fluor Hanford	442,013	427,089
Custom products and services	969,917	863,500
Custom products and services, Fluor Hanford	116,706	55,147
	2,905,533	3,419,368

COST OF REVENUES
Training subscriptions	256,250	221,741
Custom products and services	921,654	582,528
	1,177,904	804,269

GROSS PROFIT	1,727,629	2,615,099

EXPENSES
Marketing and related labor expenses	721,093	881,144
Reseller commissions	210,244	287,502
Depreciation and amortization	54,706	69,013
Wages and contract labor	670,789	345,770
Other operating expenses	783,228	394,779
TOTAL OPERATING EXPENSES	2,440,060	1,978,208

INCOME (LOSS) FROM OPERATIONS	(712,431)	636,891

OTHER INCOME (EXPENSE)
Interest income	536	1,157
Interest expense	(39,142)	(4,760)
TOTAL OTHER INCOME (EXPENSE)	(38,606)	(3,603)

INCOME (LOSS) BEFORE INCOME TAXES	(751,037)	633,288

INCOME TAX BENEFIT (EXPENSE)	255,352	(218,177)

NET INCOME (LOSS)	$(495,685)	$415,111

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.05)	$0.22

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	10,247,996	1,873,999

See accompanying condensed notes to consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(495,685)	$415,111
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	54,706	69,013
Amortization of capitalized software	223,942	202,132
Deferred federal taxes	(255,352)	218,177
Options issued for services	20,910	—
Changes in assets and liabilities:
Accounts and contracts receivable	792,941	(522,559)
Prepaid expenses	(221)	16,129
Other current assets	(232,326)	(171,375)
Accounts payable	44,183	(11,478)
Accrued payroll and related expenses	164,143	55,308
Related party payables, net of line of credit	779,552	67,171
Long-term receivable contracts	(404,792)	—
Other current liabilities	(57,822)	45,658
Net cash provided by operating activities	634,179	385,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(380,496)	(413,625)
Acquisition of software	(298,554)	(380,053)
Net cash used by investing activities	(679,050)	(793,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	—	422,799
Payments on notes payable, related party	(200,000)	—
Proceeds from related party line of credit	227,975	—
Net cash provided by financing activities	27,975	422,799

Net increase (decrease) in cash	(16,896)	14,908

Cash at beginning of period	49,451	11,612

Cash at end of period	$32,555	$26,520

SUPPLEMENTAL CASH FLOW INFORMATION:	—
Interest paid	$39,142	$2,438
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Options issued for services	$20,910	$—

See accompanying condensed notes to consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2005

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting priciples for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the Company’s consolidated audited financial statements and footnotes thereto.

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
June 30, 2005

Accounting Methods and Consolidation
The Company’s financial statements are prepared using the accrual method of accounting.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of inter-company accounts and transactions. The wholly owned subsidiaries of the Company are Vivid Washington, Inc., and ImageWorks Media Group, Inc.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There were 666,834 and 882,353 common stock equivalents outstanding at June 30, 2005 and September 30, 2004, respectively. Earnings per share at June 30, 2005 and September 30, 2004 reflect the forward stock split which occurred on November 25, 2003.

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
June 30, 2005

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

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4. “This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not at present have inventory that would be affected by this statement.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2005

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2005

Production costs incurred subsequent to the establishment of technological feasibility are capitalized. Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standards No. 86, which consist primarily of labor related costs. As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended via time sheets, and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on a lesson content by lesson content basis. Net realizable value is determined by comparing the unamortized cost of each developed software lesson content and the remaining available market (quantified by dollars) for that content in the industry in which Vivid is selling the content. The unamortized software development cost is then aggregated by lesson content and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required. The Company’s amortization method assumes that sales of the Company’s existing software products will continue for at least the ensuing five years. For the three months ended June 30, 2005 and 2004, $76,653 and $68,943 of amortization expense were recorded, respectively.

Software development costs consist of the following at the dates shown:

	June 30 2005,	September 30, 2004
Software development costs	$3,441,580	$$3,101,164
Accumulated amortization	(1,640,700)	(1,416,758)
	$1,800,880	$$1,684,406

In November 2003, the Company purchased software and related materials from FoodSafety.com, Inc. for $305,000, which is included in software on the balance sheet.

The amount charged to amortization expense for the nine months ending June 30, 2005 was $223,942. The amount written down to net realizable value during this period was zero. The amount charged to amortization expense for the nine months ending June 30, 2004 was $202,132. The amount written down to net realizable value during this period was zero.

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
June 30, 2005

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

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point and title passes upon shipment. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At June 30, 2005 and September 30, 2004, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue. Such internet transactions are recorded as training subscriptions and training is delivered via the hosted web sites of Vivid. The revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2005

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was awarded a three-year contract with a minimum value of $1,708,353 with Fluor Hanford, Inc., a Nuvotec, Inc. shareholder, for the period from October 2002 to September 30, 2005. The Company provides computer-based training monthly for the employees of Fluor Hanford, Inc. and its contractors. The accounts receivable due from Fluor Hanford at June 30, 2005 and September 30, 2004, was $20,646 and $59,035 respectively. Revenue from Fluor Hanford for the nine months ended June 30, 2005 and September 30, 2004 was $558,719 and $482,236, respectively.

At June 30, 2005 and September 30, 2004, the recorded related party payable consisted of $1,000,000 and $772,025 of borrowing from the line of credit and $779,952 and $51,405 of management fees allocated and expenses paid on behalf of Vivid, by the majority shareholder, Nuvotec, Inc.

The total amount payable by Vivid on Nuvotec’s line of credit at June 30, 2005 and September 30, 2004 was $1,000,000 and $772,025, respectively. The portion of drawing on the line of credit attributed to Nuvotec as of June 30, 2005 and September 30, 2004 was $0 and $227,577, respectively, leaving $0 available for use by either company at June 30, 2005.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At June 30, 2005 and September 30, 2004, no preferred stock has been issued by the Company.

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

NOTE 5 - STOCK-BASED COMPENSATION

During 2004, the Company issued to executives and employees a total of 816,334 common stock options, exercisable at $0.25 per share for four years and vesting at a rate of 25% per year. No expense was recorded at September 30, 2004 because none of the options were vested and the benefit period begins October 1, 2004. In October 2004, 191,583 options vested and the Company recorded compensation expense of $13,410. In addition, the Company issued 50,000 options for legal fees. The fair market value of these options is $7,500, which was recorded October 1, 2004 when the benefit period began.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2005

The fair value of each option granted under the Company’s 2003 Stock Option Plan is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4%; volatility is 0.3; and expected life is 4 years or 3 years.

The following is a summary of stock option activity:

Equity compensation plans not approved by shareholders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	666,834	$0.25	1,683,166
Total	666,834		1,683,166

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding at September 2003	—	$—
Granted	866,334	0.25
Exercised	—	—
Outstanding at September 30, 2004	866,334	$0.25
Options exercisable at September 30, 2004	—	—
Expired or terminated options outstanding at June 30, 2005	199,500	0.25

Options exercisable at June 30, 2005	—	—

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the nine months ended June 30, 2005 and 2004, services provided to these contractors aggregated $569,965 and $726,182, representing20% and 21% of total revenue, respectively. At June 30, 2005 and 2004, amounts due from these contractors are included in accounts receivable in the amounts of $20,646 and $15,002, respectively.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2005

The Company’s concentration risks for customer accounts receivable and revenues greater than 10% of the total account balances for the respective periods are as follows:

	9 Months Ending June 30,2005	9 Months Ending June 30, 2004
Revenues—Fluor Hanford	$537,495	$482,236
Revenues—ERG (State of PA)	$60,640	$691,604
Accounts Receivable Fluor Hanford	$20,646	$15,002
Accounts Receivable ERG (State of PA)	$326,725	$278,113

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the nine months ending June 30, 2005 and 2004, the Company incurred $20,021 and $45,541 in royalty obligations, respectively, which are recorded in marketing expense. At June 30, 2005 and September 30, 2004 the Company accrued $11,720 and $10,997, respectively, in royalty obligations which are recorded in other current liabilities on the balance sheet.

NOTE 8 - SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the year ended September 30, 2002. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company has three operating segments at June 30, 2005 and September 30, 2004: corporate training subscriptions; custom products and services; ImageWorks-related revenues.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2005

Segment information (after inter-company eliminations) for the nine months ended June 30, 2005 and 2004 are as follows:

	June 30, 2005	June 30, 2004
Revenues:
Corporate	$—	$—
Training subscriptions	1,818,910	2,500,721
Custom products and services	369,963	794,781
ImageWorks	716,660	123,866
Total Revenues	$2,905,533	$3,419,368

Operating income (loss):
Corporate	$(2,478,666)	$(1,981,811)
Training subscriptions	1,562,660	2,278,980
Custom products and services	(250,799)	288,886
ImageWorks	415,768	47,233
Income before income taxes	$(751,037)	$633,288

	June 30, 2005	June 30, 2004
Identifiable assets:
Corporate	$5,463,204	$4,272,221
Training subscriptions	—	—
Custom products and services	—	—
ImageWorks	261,565	169,275
Total Identifiable Assets	$5,724,769	$4,441,496

Depreciation and amortization:
Corporate	$41,060	$69,013
Training subscriptions	—	—
Custom products and services	—	—
ImageWorks	16,346	—
Total Depreciation and Amortization	$54,706	$69,013

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2005

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

NOTE 9 - PURCHASE OF TRUEACTIVE SOFTWARE

On March 14, 2005, Vivid Learning Systems, Inc. entered into an asset purchase agreement with TrueActive Software, Inc., (“Seller”) a Washington corporation. Pursuant to the agreement, the Company purchased from the Seller intellectual property with respect to certain software and other assets including Seller’s customer database, accounts receivable, inventory and marketing materials. The consideration for the purchase of assets consists of $120,000 in cash, an interest free $120,000 one year promissory note with principal payments payable monthly beginning May, 2005, four year warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share vesting over two years, and a two year employment agreement with the president of the Seller. The agreement also provides for royalties of 8% of net sales of certain software products purchased and 4% of net sales on derivative software products for a period of three years. The original note balance of $120,000 has been paid down to $100,000 and is recorded in current and long-term liabilities at June 30, 2005.

 Effective July 1, 2005, Vivid transferred to Nuvotec (its majority shareholder) the TrueActive Software assets it was holding in addition to the attendant liabilities incurred from the original asset acquisition in March 2005. The asset transfer, made at Vivid’s original cost, was part of a corporate restructuring.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

Revenues:

Overall revenues decreased 44% to $767,297 in the third quarter of fiscal year 2005 from $1,362,341 in the third quarter of fiscal year 2004. The decrease was due to a reduction in training subscription revenues. Also, if the revenues attributable to subsidiary, ImageWorks Media Group, Inc. (“ImageWorks”) of $245,361 during the third quarter of fiscal 2005 are partially excluded for comparison purposes, which revenue stream was not fully available to the Company during the same quarter in 2004 because the subsidiary was not acquired until May, 2004, overall revenues decreased by 53% due to a reduction in both training subscription and custom products and services revenues.

Training subscription revenues decreased by 61% to $374,900 in the third quarter of fiscal year 2005 from $961,422 in the third quarter of fiscal year 2004 because of a reduction of revenue earned from a large east coast customer.

Custom products and services revenues decreased overall by 2% to $392,397 in the third quarter of fiscal year 2005 from $400,919 in the third quarter of fiscal year 2004. However, custom products and services revenues decreased 63% to $147,036 during the third quarter of fiscal year 2005 if the revenues from ImageWorks are excluded, because of the reduction of contracted federal custom work on the Hanford Site in Richland, WA from the Department of Energy and their subcontractors.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues increased by 13% to $403,532 in the third quarter of fiscal year 2005 from $356,100 in the third quarter of fiscal year 2004. The increase is primarily due to a larger proportionate share of lower margin custom products and services revenues as compared to training subscription revenues in comparing the third quarter of fiscal 2005 to the third quarter of fiscal year 2004. Much of the increase in custom products and services direct expenses in the third quarter of fiscal year 2005 is attributable to the custom type of the revenues generated by the newly acquired subsidiary, ImageWorks, and technical assistance support expenses incurred in the delivery of custom projects.

Training subscription cost of revenues increased by 11% to $84,645 in the third quarter of fiscal year 2005 from $76,577 in the third quarter of fiscal year 2004. This increase is due to higher expenses incurred in the delivery of training subscription contracts sold.

Custom products and services cost of revenues increased by 14% to $318,887 in the third quarter of fiscal year 2005 from $279,523 in the third quarter of fiscal year 2004. The increase is partially due to the new costs of revenue attributable to the ImageWorks operation of $112,998 in the third quarter of fiscal 2005. Also, significant expenses were incurred in building the infrastructure of the custom products and services operating segment, which had the effect of increasing the direct costs attributable to custom products and services revenues in the third quarter of fiscal year 2005. These infrastructure expenses included increased salaries of newly acquired production personnel and technical assistance support for custom projects.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses decreased by 34% to $267,897 in the third quarter of fiscal year 2005 from $403,867 in the third quarter of fiscal year 2004. The decrease is mainly attributable to the ongoing reduction in sales management employment related expenses and internal commissions paid to sales employees due to a restructuring of the commission compensation plan applicable to sales employees.

Depreciation and Amortization:

Depreciation and amortization decreased by 27% to $17,595 in the third quarter of fiscal year 2005 from $24,030 in the third quarter of fiscal year 2004 due to an increase in fully depreciated assets in comparing the two quarters.

General and Administrative Expenses:

General and Administrative expenses increased by 51% to $453,020 in the third quarter of fiscal year 2005 from $300,821 in the third quarter of fiscal year 2004. The significant expense categories of increase in comparing the third quarters of fiscal year 2005 to 2004 are labor, professional fees, rents, and insurance. The labor increase ($230,242 in the third quarter of fiscal year 2005 compared to $128,414 in the third quarter of fiscal year 2004) is due to additional administrative labor support from newly acquired ImageWorks and the hiring of new employees, especially in management, to meet the internal administrative needs of a growing operation. The increase in professional fees ($58,849 in the third quarter of fiscal year 2005 compared to $28,647 in the third quarter of fiscal year 2004) is related to increasing auditing, board, and legal fees associated with becoming a publicly traded entity. The increase in rents ($55,518 in the third quarter of fiscal year 2005 compared to $28,268 in the third quarter of fiscal year 2004) is due to the expiration of rent abatement from the landlord, Port of Benton, in the current fiscal year, partially offset by new rents incurred attributable to ImageWorks. The increase in insurance (22% increase to $12,609 in the third quarter of fiscal year 2005 compared to $10,374 in the third quarter of fiscal year 2004) is due to new premiums for directors and officers liability coverage and an overall increase in liability coverage requirements for becoming a publicly traded entity.

Income from Operations

Income from Operations decreased by $652,270 to ($374,747) in the third quarter of fiscal year 2005 from $277,523 in the third quarter of fiscal year 2004. Principally, the decrease is due to a reduction in training subscription revenues and increased direct and general and administrative expenses in the comparison of the two quarters.

Other Income (Expense)

The main increase in other expenses is attributable to interest expense on the line of credit in the third quarter of fiscal year 2005 compared to 2004. Interest expense on the line of credit was $15,027 in the quarter ended June 30, 2005 compared to $914 in the quarter ended June 30, 2004. The line of credit was utilized more frequently to finance the timing of expenses incurred in the expansion of the operation in the third quarter of fiscal year 2005 compared to fiscal year 2004.

Net Income (Loss)

The operation sustained a loss of $257,182 in the third quarter of fiscal year 2005 compared to a profit of $181,774, or 13% of revenues, in the third quarter of fiscal year 2004. The decrease in net income of $438,956 is due to reductions in training subscription revenues and increased infrastructure expenses to meet the needs of an expanding operation partially offset by a federal income tax benefit related to the quarterly loss.

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

Liquidity and Capital Resources

Historically, the Company has financed its cash flow requirements through the management of its line of credit and cash generated from operations. As of June 30, 2005, the Company had cash and cash equivalents of $32,555 as compared to $49,451 as of September 30, 2004.

Cash flows provided by operating activities amounted to $440,872 in the third quarter of fiscal year 2005 compared to $52,671 in the same period of fiscal year 2004. The main reason for the increase is attributable to the decreases in accounts and contracts receivable and an increase in related party payables, partially offset by the net loss of $257,182 sustained by the Company in the third quarter of fiscal year 2005, in the comparison of the two quarters.

Cash flows used in investing activities decreased by $174,485 to $333,660 in the third quarter of fiscal year 2005 from $508,145 in the third quarter of fiscal year 2004. The decrease is attributable to lower expenditures related to the acquisition of software and internally developed software.

Cash flows used in financing activities increased by $56,850 to $75,000 in the third quarter of fiscal year 2005 compared to $18,150 in the third quarter of fiscal year 2004. The increase in the current year’s quarter ending June 30, 2005 is attributable to payments on notes payable to a related party in the current year’s quarter ending June 30, 2005.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2005 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2004

Revenues:

Overall revenues decreased 15% to $2,905,533 in the nine months year to date of fiscal year 2005 from $3,419,368 in the nine months year to date of fiscal year 2004. The decrease would have been larger if it were not due to the revenues attributable to newly acquired subsidiary, ImageWorks Media Group, Inc. (“ImageWorks”) of $716,660 during the nine months year to date of fiscal 2005, which revenue stream was first available to the Company in May, 2004 when the subsidiary was acquired. If the revenues from the subsidiary ImageWorks are excluded for comparison purposes, overall revenues decreased by 34% in comparing the nine months year to date of the two fiscal years.

Training subscription revenues decreased by 27% to $1,818,910 in the nine months year to date of fiscal year 2005 from $2,500,721 in the nine months year to date of fiscal year 2004 because of a decrease in subscription renewals and the loss of revenue attributable to a large east coast customer in the comparison of the year to date totals of the two fiscal years.

Custom products and services revenues increased overall by 18% to $1,086,623 in the nine months year to date of fiscal year 2005 from $918,647 in the nine months year to date of fiscal year 2004. However, custom products and services revenues decreased by 53% to $369,963 during the nine months year to date of fiscal year 2005 compared to the same period in fiscal year 2004, if the revenues from ImageWorks are excluded, because of reduced custom revenue earned from a large east coast customer, and the reduction of contracted federal custom work on the Hanford Site in Richland, WA from the Department of Energy and their subcontractors.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues increased by 46% to $1,177,904 in the nine months year to date of fiscal year 2005 from $804,269 in the nine months year to date of fiscal year 2004. The increase is due to a larger proportionate share of lower margin custom products and services revenues as compared to training subscription revenues in comparing the nine months year to date of fiscal 2005 with the same period in fiscal year 2004. Much of the proportionate increase in custom products and services revenue in the nine months year to date of fiscal year 2005 is attributable to the newly acquired subsidiary, ImageWorks.

Training subscription cost of revenues increased by 16% to $256,250 in the nine months year to date of fiscal year 2005 from $221,741 in the nine months ended June 30, 2004. This increase is due to higher direct expenses incurred in the delivery of training subscription contracts sold.

Custom products and services cost of revenues increased by 58% to $921,654 in the nine months year to date of fiscal year 2005 from $582,528 in the nine months ended June 30,, 2004. The increase is partially due to the new costs of revenue attributable to the ImageWorks operation of $300,892 in the nine months year to date of fiscal 2005. Also, significant expenses were incurred in building the infrastructure of the custom products and services operating segment, which had the effect of increasing the direct costs attributable to custom products and services revenues in the nine months year to date of fiscal year 2005. These infrastructure expenses included increased salaries of newly acquired production personnel and technical assistance support for custom projects.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses decreased by 20% to $931,337 in the nine months year to date of fiscal year 2005 from $1,168,646 in the nine months year to date of fiscal year 2004. The decrease is mainly attributable to a 26% reduction in internal and external sales commissions to $314,772 in the nine months year to date of fiscal year 2005 from $423,670 in the same comparable period of fiscal year 2004. Also, a reduction in sales management and staff employment related expenses due to a restructuring of the commission compensation plan applicable to sales employees contributed to the decrease in comparing the two periods.

Depreciation and Amortization:

Depreciation and amortization decreased by 21% to $54,706 in the nine months to date of fiscal year 2005 from $69,013 in the comparable period of fiscal year 2004 due to an increase in fully depreciated assets in comparing the two quarters.

General and Administrative Expenses:

General and Administrative expenses increased by 96% to $1,454,017 in the nine months year to date of fiscal year 2005 from $740,549 in the nine months year to date of fiscal year 2004. The significant expense categories of increase in comparing the nine months year to date of fiscal year 2005 to 2004 are labor, professional fees, rents, and insurance. The labor increase ($670,789 in the nine month year to date of fiscal year 2005 compared to $345,770 in the same period of fiscal year 2004) is due to additional administrative labor support from newly acquired ImageWorks, and the hiring of new employees, especially in management, to meet the internal administrative needs of a growing operation. The increase in professional fees ($183,937 in the nine months year to date of fiscal year 2005 compared to $62,460 in the same period of fiscal year 2004) is related to increasing auditing, board, and legal fees associated with becoming a publicly traded entity. The increase in rents ($171,529 in the nine months year to date of fiscal year 2005 compared to $55,230 in the same period of fiscal year 2004) is due mainly to the expiration of rent abatement from the landlord, Port of Benton, in the current fiscal year. The increase in insurance (62% increase to $39,259 in the nine months year to date of fiscal year 2005 compared to $24,200 in the same period of fiscal year 2004) is due to new premiums for directors and officers liability coverage and an overall increase in liability coverage requirements for becoming a publicly traded entity.

Income from Operations

Income from Operations decreased by $1,349,322 to ($712,431) in the nine months year to date of fiscal year 2005 from $636,891 in the nine months year to date of fiscal year 2004. Principally, the decrease is due to reductions in training subscription revenues and increased direct and general and administrative expenses in the comparison of the nine months year to date of the two fiscal years.

Other Income (Expense)

The main increase in other expenses is attributable to interest expense on the line of credit in the nine months year to date of fiscal year 2005 compared to 2004. Interest expense on the line of credit was $39,142 in the nine months ended June 30, 2005 compared to $4,760 in the nine months ended June 30, 2004. The line of credit was utilized more frequently to finance the timing of expenses incurred in the combination of the losses sustained by the operation and the expansion of the operation in the nine months year to date of the current fiscal year compared to the same period in fiscal year 2004.

Net Income (Loss)

The operation sustained a loss of $495,685 in the nine months year to date of fiscal year 2005 compared to a profit of $415,111, or 12% of revenues, in the nine months year to date of fiscal year 2004. The decrease in net income of $910,796 is due to reductions in training subscription revenues and increased infrastructure expenses to meet the needs of an expanding operation partially offset by a federal income tax benefit related to the nine months year to date loss.

Liquidity and Capital Resources

Historically, the Company has financed its cash flow requirements through the management of its line of credit and cash generated from operations.

Cash flows provided by operating activities amounted to $634,179 in the nine months year to date of fiscal year 2005 compared to $385,787 in the same period of fiscal year 2004. The main reasons for the increase are attributable to decreases in accounts and contracts receivable, and an increase in related party payables, partially offset by the net loss of $495,685 sustained by the Company in the nine months year to date of fiscal year 2005 in the comparison of the same period of the two fiscal years.

Cash flows used in investing activities decreased by $114,628 to $679,050 in the nine months year to date of fiscal year 2005 from $793,678 in the nine months year to date of fiscal year 2004. The decrease is mainly attributable to lower expenditures related to the acquisition of software and internally developed software.

Cash flows provided by financing activities decreased by $394,824 to $27,975 in the nine months year to date of fiscal year 2005 compared to $422,799 in the nine months year to date of fiscal year 2004. The decrease in the current year’s nine month period ending June 30, 2005 is attributable to collections from the private placement in the previous year’s nine month period ending June 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month and nine months to date periods ended June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Vivid Learning Systems, Inc.

Dated: August 10, 2005	By:	/s/ Robert L. Ferguson
Robert L. Ferguson
Chairman and Chief Executive Officer