Form 10QSB/A
period 2005-06-30
Vivid Learning Systems, Inc.
filed 2005-08-16
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

AMENDMENT No. 1

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

The following is a summary of stock option activity:

Equity compensation plans not approved by shareholders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	666,834	$0.25	1,683,166
Total	666,834		1,683,166

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding at October 1, 2003	—	$—
Granted	866,334	0.25
Exercised	—	—
Outstanding at September 30, 2004	866,334	$0.25
Options exercisable at September 30, 2004	—	—

Outstanding at September 30, 2004	866,334	0.25
Expired or terminated options outstanding at June 30, 2005	199,500	0.25
Outstanding at June 30, 2005	666,834	0.25
Options exercisable at June 30, 2005	—	—

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2005

The Company’s concentration risks for customer accounts receivable and revenues greater than 10% of the total account balances for the respective periods are as follows:

	Nine Months Ending June 30,2005	Nine Months Ending June 30, 2004
Revenues—Fluor Hanford	$537,495	$482,236
Revenues—ERG (State of PA)	$60,640	$691,604
Accounts Receivable Fluor Hanford	$20,646	$15,002
Accounts Receivable ERG (State of PA)	$326,725	$278,113

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

Vivid Learning Systems, Inc.

Dated: August 15, 2005	By:	/s/ Robert L. Ferguson
Robert L. Ferguson
Chairman and Chief Executive Officer