Form 10KSB
period 2005-09-30
Vivid Learning Systems, Inc.
filed 2005-12-29
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT TO SECTION 13 OR SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:  September 30, 2005

Commission File Number: 333-116255

VIVID LEARNING SYSTEMS, INC.
 (Exact name of Registrant as specified in its charter)

DELAWARE	42-1623500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

723 The Parkway Richland, Washington 99352
(Address of principal executive offices, including zip code)

(509) 943-5319
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The Registrant’s revenues for the year ended September 30, 2005 were $3,586,159.

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of December 27, 2005 (based on the closing sale price of U.S. $0.60 per share of the Registrant’s common stock, as reported on the Over the Counter Bulletin Board on that date) was approximately U.S. $1,230,000 (based on approximately 2,050,000 shares).  Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of December 28, 2005 was 11,997,299.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): YES[  ]  NO [X]

 FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,”“anticipates,”“intends,”“believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY OF CORPORATE HISTORY

Vivid Learning Systems, Inc. (hereinafter “the Company” or “Vivid”), was incorporated in December 2003 in the State of Delaware. Vivid is the sole shareholder of its operating subsidiary Vivid Learning Systems, Inc., a Washington corporation (hereinafter "Vivid WA"). Vivid WA was incorporated in 1995 in the State of Washington under the name of Applied Tecknowledgey, Inc. and in April of 1997 changed its name to Vivid Concepts, Inc. Vivid WA changed its name to Vivid Learning Systems, Inc. in January 2000. Approximately 80% of the outstanding shares of Vivid are held by Nuvotec USA, Inc. Nuvotec USA, Inc. was incorporated in the State of Delaware in August 2004 as a result of the combination of Nuvotec, Inc., a Delaware corporation and Pacific EcoSolutions, Inc., also a Delaware corporation. Nuvotec, Inc. was a Washington corporation formed in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec, Inc. In December 2003 Nuvotec, Inc. exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid. In May 2004 Vivid purchased ImageWorks Media Group, Inc., a media development company that Vivid now operates as a wholly owned subsidiary. Effective October 1, 2005, both Nuvotec USA and Pacific EcoSolutions re-organized in the State of Washington.

The Company develops and provides computer-based compliance training products and services, which are marketed nationally and internationally. We maintain a worldwide web site at http://www.learnatvivid.com. The reference to our worldwide web address does not constitute incorporation by reference into this report of information contained at that site.

Our stock is quoted on the Over the Counter (OTC) Bulletin Board under the symbol "VVDL".

History of Parent Company Nuvotec USA, Inc.

Approximately 80% of the outstanding shares of Vivid are held by Nuvotec USA, Inc. Nuvotec USA, Inc. was incorporated in the State of Delaware in August 2004 as a result of the combination of Nuvotec, Inc., a Delaware corporation and Pacific EcoSolutions, Inc., also a Delaware corporation. Nuvotec, Inc. was a Washington corporation formed in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec, Inc. In December 2003 Nuvotec, Inc. exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid. Effective October 1, 2005, both Nuvotec USA and Pacific EcoSolutions re-organized in the State of Washington.

Nuvotec USA, Inc. is a Richland, Washington based technology commercialization and technical services company with established and profitable business lines in environmental management and web-based training (including Vivid). The anchor for Nuvotec’s environmental business line is the nuclear-related technical services it provides to the Department of Energy (since 1995) in project and construction management, engineering, and project and field work control. In addition, Nuvotec also has ongoing waste processing and plasma technology commercialization efforts focused on commercial waste treatment. Nuvotec USA, Inc. was formed in August 2004 by the merger of Nuvotec, Inc. and Pacific EcoSolutions, Inc. (PEcoS).

Nuvotec, Inc. was incorporated in the State of Washington in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec. In December 2003 Nuvotec exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid.

In December of 1998 the shareholders of Vivid WA and Technical Resources International, Inc. exchanged their respective common stock for common stock in the newly formed entity, Nuvotec, Inc. Based on the number of shares issued by each company at that time it was determined that the holder of Technical Resource International, Inc shares would receive 4.32 shares for each share held by Vivid shareholders in the tax free exchange. An independent appraisal company was engaged to separately value the two companies and arrive at the appropriate exchange rate. There was no cash consideration between the companies for the transaction. The conclusion of the appraisal firm was that the value of the combined companies was greater than the sum of the values of the two companies on a stand alone basis. The synergies that existed between the two companies (common customers, complementary services, etc.) together with the combined future earning capacities of the companies caused the appraisal firm to conclude that a combined entity (Nuvotec, Inc.) would provide greater value in the long-term for the shareholders.

History of Vivid's Product Development and Industry Focus

In 1995, Applied Tecknowledgey (later to become Vivid WA) obtained the Fluor Hanford General Employee Training contract. The focus of Vivid WA at that time was to develop and deliver computer based employee training programs to Department of Energy employees and contractors at the Hanford Nuclear reservation.

In 1997, the Company developed two commercial CD-ROM based products called Instant OSHA Plus designed to provide OSHA and employment law focused training specific to the general safety, utility and municipal markets. The Company formed relationships with utility associations and used its in-house sales staff to sell the program (for a one time fee) to prospective clients.

In 2000, the Company began developing training libraries that could be delivered over the web. The Company changed its pricing model from one time product sales to annual subscriptions. The Company built a large web-enabled OSHA and utility safety library and purchased and enhanced a web based learning system. The Company also established a national marketing presence through a combination of direct sales and marketing, signed on channel sales partners, worked with industry experts and consultants, exhibited at national trade shows and advertised in national magazines. The Company now also applies this marketing mix and focus to the health care and food safety markets.

Vivid's Products

Vivid produces, markets and delivers web-based compliance training programs designed to help companies meet mandated local, state and federal regulations.

The goals of these training programs are to increase safety awareness, improve the work environment and lessen a company's exposure to regulatory fines and potential litigation. These products and services are sold to the following industries: general manufacturing; utility; healthcare; mining; food safety; government and education.

Vivid's training libraries focus on helping companies meet the training requirements found in the following regulations: The Occupational Health and Safety Act (OSHA), Employment Law/Awareness Training based on federal employment laws; The Joint Commission on the Accreditation of Healthcare Organizations (JCAHO); The Healthcare Insurance Portability and Accountability Act (HIPAA); Mining Safety and Health Administration (MSHA); Electrical Worker Training (EWT 1910.269); Food Safety Training (based on Food & Drug Administration requirements), Forklift Training; Hazardous Waste Operations Training (HAZWOPER); and DOT Training.

The Company has a library of over 300 courseware titles organized and tailored to address general and selected industries and company-specific training requirements. Vivid’s learning products, depending on the needs of the customer or industry, can be delivered via the world-wide-web through Vivid’s Learning Management System (LMS) software or through third party LMS's.

The Company has a self-contained production group which includes instructional designers, programmers, media (design, photography, video animation, and simulation) and technical writers. The Company has produced over 200 online lessons and has actively marketed these programs to the commercial workplace since 1999.

Training Industry

Corporate training is a $50 billion-a-year industry that is projected to grow to $90 billion in the next five years, and almost all of that growth will come from e-learning applications utilizing the Internet according to Chief Learning Officer magazine. It is estimated that companies in the US spend nearly $3 billion dollars on regulatory training annually with more than $900 million being spent on training materials alone per the US Dept. of Labor, the American Society for Training and Development and Richard K. Miller and Associates.

According to the U.S Dept. of Labor, companies in the U.S currently spend between 1.5-2.0% of payroll on training. Companies are currently under-training in the compliance training area. It is anticipated that the compelling cost savings derived from online vs. traditional training methods will be used to provide more training for the same dollar.

Sales and Marketing

The Company employs both a direct sales strategy and a channel sales strategy concurrently. Vivid sells its products and services directly through an in-house sales team (Vivid employees) and through channel sales partners which include independent resellers, value-added resellers, associations and consultants. The members of Vivid’s in-house sales team are comprised of Industry Managers and Account Representatives. The Industry Managers have sales and management responsibilities in different vertical industries and are responsible for managing the Account Representatives, direct sales and managing channel sales partners that sell into their respective vertical markets. The channel sales partners are compensated on a “success basis” and are paid sales commissions or referral fees based on securing revenue on Vivid’s behalf. Channel sales partners are selected based on their market expertise, distribution capability and client base.

Through reseller agreements and associations, Vivid’s products and services are marketed nationally, in Canada and Northern Europe by more than 1000 sales professionals from a distribution network of partners including: Zee Medical, Inc.; New Horizons Computer Learning Centers, Inc.; Element K; Pathlore Software Corporation; Ziemens Medical and Saba. The Company has also employed industry experts as consultants in key vertical markets to assist in lead generation and content development efforts. The Company's lead generation strategies include trade shows, direct mail, e-mail blasts, newsletters and print advertising. The Company also plans to set up an international distribution network.

The Company's largest customer is Fluor Hanford. Fluor Hanford accounted for approximately 22% of revenues in fiscal year 2005, and 14% of revenues in fiscal year 2004. The contract with Fluor Hanford expired September 30, 2005 and was renewed for three (3) years, with the first extension year funded and funding for the other two years subject to annual government budgets.

Fluor Hanford is the primary management contractor for Project Hanford and has the ultimate responsibility for the Project Hanford Management Contract to provide the U.S. Department of Energy with a prime contractor, principal subcontractors, as well as other subcontractors to manage and integrate a full range of work to support cleanup of the Department of Energy’s former nuclear production facilities at the Hanford Site in southeastern Washington State. Since 1995, Vivid has been responsible for producing, updating and delivering the computer and Hanford LAN-based Hanford General Employee Training program to Fluor Hanford contractors and other Department of Energy contractors on the Hanford site. Vivid maintains and services two local training centers and provides authenticators to proctor the training centers.

Element K, a major reseller, was Vivid's second largest customer in fiscal year 2005 and accounted for approximately 10% of revenues through it significant customer base throughout the U.S.

Vivid's second largest customer in 2004 was the Pennsylvania State System of Higher Education Foundation, Inc., which accounted for approximately 15% of revenues in fiscal year 2004 but only 1% in 2005. This contract was for the development of online regulatory and compliance training programs to be used annually by targeted industries in Pennsylvania. This contract is set to expire on June 30, 2006 and has not been formally terminated. However, it now appears that the contract informally terminated in or about June of 2005. Vivid has not received any revenue from this contract since January of 2005 and does not expect to receive any further revenue from this contract.

Vivid's primary market focus is in the following industries: general manufacturing; healthcare; utility mining and food services.

1. In the general manufacturing industry, Vivid currently markets and delivers the following on line training programs to help companies meet applicable federal and or state and local regulations: Occupational Health and Safety Administration (OSHA) training; DOT training; environmental management training; employment law training; and company specific/site specific custom training. The markets for this training are manufacturing companies and businesses mandated by OSHA and state governments to provide safety training to their workers.

2. In the healthcare industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and or state regulations: Occupational Health and Safety Administration (OSHA) training, Joint Commission on the Accreditation of Healthcare Organizations (JCAHO) training, Health Insurance Portability and Accountability Act (HIPAA) training as well as some employment law, bereavement, phlebotomy and continuing education training (through a reseller agreement with other content development companies). The primary markets for this training are public and private hospitals and nursing associations.

3. In the utility industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and or state regulations: Occupational Health and Safety Administration (OSHA) training, Electrical Worker Training based on CFR 1910.269 standards and some employment law and equipment specific training programs. The markets for this training are public and private utilities and utility contractors.

4. In the mining industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and or state regulations: Occupational Health and Safety Administration (OSHA) training, and Mine Safety and Health Administration (MSHA) Part 46, 47 and 48 training. The markets for this training are metal and non-metal surface mines and surface mine contractors.

5. In the food service industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and or state regulations: Occupational Health and Safety Administration (OSHA) training, Food Safety training, based on Food and Drug Administration (FDA) regulations and some employment law training. The markets for this training are food handlers and food managers at retail food stores.

Acquisitions

In fiscal year 2005 Vivid made one acquisition.

On March 14, 2005, Vivid entered into an Asset Purchase Agreement with TrueActive Software, Inc., a Washington corporation ("TrueActive"). Pursuant to the Agreement, Vivid purchased from TrueActive intellectual property with respect to certain software and other assets including TrueActive's customer database, accounts receivable, inventory and marketing materials. The consideration for the purchase of the assets consisted of: 1) $120,000 in cash; 2) an interest free $120,000 one year promissory note with principal payable monthly beginning May 2005; 3) four year warrants to purchase 80,000 shares of Vivid's Common Stock at an exercise price of $1.00 per share vesting over two years and issued to certain stockholders of TrueActive; 4) a two year employment agreement with Richard E. Eaton, president of TrueActive, and providing for, among other things, annual salary of $75,000; 5) royalties of 8% of net sales of certain software products purchased and 4% of net sales on derivative software products for a period of three years to be paid to TrueActive's successor corporate entity. Effective July 1, 2005, the TrueActive Software assets that Vivid had held were transferred to Nuvotec USA, Inc. along with all attendant liabilities incurred as a result of the asset acquisition.

Employees

Vivid currently has 34 full-time employees and 10 part-time employees. Nine full-time employees are in sales, 17 full-time employees are in production, 8 full-time employees are administrative and sales support, and 8 are part-time authenticators (test proctors), 1 part-time in administrative, and 1 part-time in production. Vivid plans to add two or more additional employees in fiscal year 2006. None of the employees are subject to any collective bargaining agreements.  There are no employment agreements.

The Company leases all of its employees from Human Resources Novations, Inc., a professional employer organization. Under this arrangement, Human Resources Novations provides payroll services, employee benefits, and human resource expertise to the Company’s management and employees.

Under the terms of the contract with Human Resources Novations, Inc., the Company pays for the actual costs of gross personnel earnings, benefits, and federal and state payroll taxes, an administrative fee that is equal to two and a half percent (2.5%) of gross payroll, and miscellaneous costs associated with child care/medical reimbursement account, employee handbooks, and recruiting. In exchange, Human Resources Novations, Inc. provides the following services: a) payment of wages as reported by the Company; b) collection, reporting, and payment of all applicable federal, state, and local taxes, impositions, and other charges required to be withheld from the wages and salaries of any of the personnel or required to be paid to any governmental agency by the employer as a result of the payment of such salaries and wages; c) prudent administration of employee benefit plans; d) completion, reporting, and maintenance of payroll and benefit records (with the exception of actual hours worked which is the responsibility of the Company); d) recruiting efforts for three (3) positions a year (included in the administrative fee); e) compilation of employee handbooks and compensation plans; and f) general human resources support.

Competition

The compliance training market is fragmented and highly competitive. We believe at this time that no one company has claimed the dominant position in the computer-based compliance training market and that there is not a clear market leader. The competition that currently exists comes from four sectors: a) company in-house training; b) traditional compliance training companies offering instructor led courses; c) traditional compliance training companies producing computer-based training and delivering via CD-ROM; and d) companies producing internet and intranet delivered programs. Although we believe we compete favorably, many of our competitors are well-established national companies that have substantially greater financial resources. Currently, we consider our primary competitors to be PureSafety, GoTrain, Coastal, QuickCompliance and FirstNet Learning.

Intellectual Property

Vivid does have copyright protection on the computer-based training materials of Vivid and trademark protection on its learning management system; however, there can be no assurance that any such copyright or trademark will provide meaningful protection to Vivid or that Vivid will be able to afford the expense of any litigation which might be necessary to enforce its rights.

Regulation

Changes in standards at the local, national, or international levels could have an adverse impact on the market for Vivid’s products and services, as updates are required and resources must be available to perform such updates or the Vivid products could be considered out-dated and not relevant. The computer and Internet training that Vivid develops is focused on helping companies meet mandated state and federal regulations and thus potentially reducing the companies risk exposure to regulatory fines and litigation. Vivid has developed training programs based on the following regulations: Occupational Health and Safety (OSHA), the Joint Commission on the Accreditation of Healthcare Organizations (JCAHO), the Health Insurance Portability and Accountability Act (HIPAA), employment law/awareness training based on federal employment laws, electrical worker training for utility linemen based on Code of Federal Regulation 1910.269, food safety training based on Food and Drug Administration (FDA) guidelines, surface miner training based on the Mining Safety and Health Administration regulations, and training to address some of the Department of Transportation (DOT) requirements.

A tightening or loosening of these regulations and their enforcement by state and federal lawmakers may have either a negative or positive impact on Vivid’s ability to sell these training programs. An example of a positive impact on Vivid’s training revenue was the recent introduction of stronger training requirements instituted by MSHA. An example of a negative impact was the current administrations repeal in 2001 of the Clinton Administration regulations that set new workplace ergonomic rules to combat repetitive stress injuries.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate office is at 723 The Parkway, Richland, Washington. Our training center is located at 2345 Stevens Road, Richland, Washington. Our video production facilities are located at 5710 Bedford, Pasco, Washington.

The Company's corporate office at 723 The Parkway is space that the Company's parent corporation (its largest shareholder) Nuvotec USA, Inc. leases. The Company currently does not pay rent for this space (other than management fee allocations which include overhead). Nuvotec leases the 723 Parkway office space from Ferguson Financial Group, which is controlled by Robert Ferguson, who is Vivid's Chairman of the Board of Directors. Nuvotec's lease requires monthly payments of $12,865.

The Company leases its training center at 2345 Stevens Road from Nuvotec, Vivid's parent corporation, on a month to month basis and is responsible for excise tax and maintenance expenses based upon its share of office space occupancy in relation to the total space leased by Nuvotec. The Company paid $121,381 and $63,267 for rent, excise tax and maintenance of this property for the fiscal years ended September 30, 2005 and 2004, respectively. On December 31, 2002, Nuvotec entered into a lease with the Port of Benton, a municipal corporation, for 16,500 square feet of office space and for 23,000 square feet of warehouse space (used by Thermal Conversion Corp, a wholly-owned subsidiary of Nuvotec) at 2345 Stevens Road, Richland, Washington. Nuvotec's original lease runs for three years with an option to extend for five successive terms of three years each. The rent through December 31, 2005 for the above space is $12,127 per month. In addition, Nuvotec is responsible for payment of 12.84% excise tax and maintenance of the property. At one time Nuvotec paid less than the full amount of contracted rent because of a rent abatement program offered by the Community Economic Revitalization Board; however that program is no longer in effect. Nuvotec paid $194,910 in rent on this lease in 2005 and $115,861 in 2004, net of the rent abatement. Nuvotec has negotiated a new lease that will take effect January 1, 2006. The lease is a one year lease with three one year options. The monthly rent is $8,647, plus excise tax and maintenance.

The Company leases its video production facilities at 5710 Bedford from Bauer Hammer Properties, a partnership owned by two Company employees; specifically, Nick Bauer and Matt Hammer. The lease expires April 30, 2009 and has an option for three additional five year terms. The monthly rent is $7,750.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us that involve an amount in excess of 10 percent of the Company's current assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 1, 2005, the National Association of Securities Dealers (NASD) approved the Company’s common stock for quotation on the OTC Bulletin Board electronic quotation system. The stock is currently trading under the symbol “VVDL”.  The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reported on the OTCBB.  The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Year Ending September 30, 2005
September 30, 2005	$0.53	$0.40
June 30, 2005	NA	NA
March 30, 2005	NA	NA

Source:  OTCBB and Pink Sheets, Inc.

On December 8, 2005, the closing bid price for our common stock was $0.55.

SHAREHOLDERS

As of December 21, 2005, there were 74 shareholders of record of the Company’s common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2005, concerning outstanding options to purchase common stock granted to participants in all of the Company’s equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	504,334 (1)	$0.25	1,845,666
Equity compensation plans not approved by security holders
Total	504,334	$0.25	1,845,666

(1) Represents stock options issued pursuant to the Company’s 2003 Non-Statutory Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES

On March 14, 2005, Vivid entered into an Asset Purchase Agreement with TrueActive Software, Inc., a Washington corporation ("TrueActive"). The consideration for the purchase of the assets included, among other things, four year warrants to purchase 80,000 shares of Vivid's Common Stock at an exercise price of $1.00 per share vesting over two years and issued to certain stockholders of TrueActive.

Nuvotec has been providing financial resources for the Company recorded as an inter-company payable as draws are made. The Boards of Directors of Vivid and Nuvotec have approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. On November 16, 2005, inter-company payables in the amount of $375,000 were reduced by Nuvotec in exchange for 750,000 shares of Vivid common stock. The exchange ratio was based on the then current per share trading price for Vivid common stock of $0.50 per share. On December 20, 2005, inter-company payables in the amount of $719,477 were reduced by Nuvotec in exchange for 959,303 shares of Vivid common stock. The exchange ratio was based on the then current average per share trading price for Vivid common stock of $0.75 per share.

In October 2005, our CEO Christopher L. Britton was issued 40,000 shares of our common stock as part of his compensation package.

The issuances of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The Company made the determination that the purchasers had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment. There was no general solicitation or general advertising used to market the securities. The purchasers represented in writing that they acquired the securities for their own account. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

REPURCHASE OF SECURITIES

Vivid did not repurchase any shares of its common stock during the fiscal year ended September 30, 2005.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this report. For this purpose, any statements contained in this report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the stock of the Company.

The following discussion should be read in conjunction with our consolidated financial statements, including the related notes, appearing elsewhere in this report.  The following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those discussed in the forward-looking statements as a result of the various factors set forth elsewhere in this report.

Overview

Vivid revenues fell by 22% over the past year. The reduction in revenues is attributable to a 39% reduction in training subscription revenues largely attributable to the loss of a contract with the Pennsylvania State System of Higher Education Foundation, Inc. Vivid’s gross profit also fell from 72% in fiscal year 2004 to 57% of revenues in fiscal year 2005, because of a larger proportionate share of revenue being attributable to lower margin custom products and services revenues.

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

Below is a recap of the Company’s major accounting policies. Also, refer to the audited financial statements of Vivid for a more detailed listing of critical accounting policies.

Accounting Methods—The Company’s financial statements are prepared using the accrual method of accounting.

Accounts Receivable—The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on the Company’s past and expected collections, and current credit conditions. Most receivables result from contracted subscriptions and services with large, established customers, including the federal and state governments. As of September 30, 2005 all Company receivables are considered collectible and no valuation allowance is deemed necessary.

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

RESULTS OF OPERATIONS

Our fiscal year ends September 30. Our operating results for the years ended September 30, 2005 and 2004 are presented below.

	Year Ended September 30, 2005	Year Ended September 30, 2004

REVENUES	$3,586,159	$4,588,184

COST OF REVENUES	1,558,696	1,270,309

GROSS PROFIT	2,027,463	3,317,875

EXPENSES
Marketing & related labor expenses	941,039	1,264,073
Bad debt expense	171,230	73,138
Reseller commissions	250,962	371,375
Depreciation & amortization	173,180	84,774
Wages and contract labor	915,713	426,729
Other Operating expenses	1,062,313	647,634
TOTAL OPERATING EXPENSES	3,514,437	2,867,723

INCOME FROM OPERATIONS	$(1,486,974)	$450,152

OTHER INCOME EXPENSE
Gain on settlement of debt	75,000
Other income	2,713
Interest income	569	1,548
Interest expense	(56,208)	(12,736)
TOTAL OTHER INCOME (EXPENSE)	22,074	(11,188)

INCOME (LOSS) BEFORE INCOME TAXES	(1,464,900)	438,964

INCOME TAX BENEFIT (EXPENSE)	488,140	(153,567)

NET INCOME (LOSS)	$(976,760)	$285,397

BASIC NET INCOME (LOSS) PER SHARE	(0.10)	0.03
DILUTED NET INCOME (LOSS) PER SHARE	(0.10)	0.03

WEIGHED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING:
BASIC	10,247,996	8,990,220
DILUTED	10,247,996	9,602,965

Training Subscriptions and Custom Products and Services

The Company's revenue is derived from two operating segments: 1) Training Subscriptions; and 2) Custom Products and Services. The revenue, direct costs and gross margin for these revenue streams for the two years ending September 30, 2005 and 2004 are as follows.

Training Subscriptions	Sept. 30, 2005 (year ended)	Percent of Revenue	Sept. 30, 2004 (year ended)	Percent of Revenue	Percent Increase (Decrease)
Revenues	2,023,889	100%	3,305,089	100.0%	(38.7)%
Cost of Revenues	338,854	16.7%	306,160	9.3%	10.7%
Gross Profit	1,685,035	83.3%	2,998,929	90.7%	(43.8)%

Custom Products and Services	Sept. 30, 2005 (year ended)	Percent of Revenue	Sept. 30, 2004 (year ended)	Percent of Revenue	Percent Increase (Decrease)
Revenues	1,562,270	100%	1,283,095	100.0%	21.8%
Cost of Revenues	1,219,842	78.1%	964,149	75.1%	21%
Gross Profit	342,428	21.9%	318,946	24.9%	(7.4)%

Comparison of year ended September 30, 2005 to September 30, 2004

Total Revenues. Total revenues decreased by $1,002,025, or 22%, to $3,586,159 in 2005 from $4,588,184 in 2004. The decrease was due in part to a reduction in training subscription revenues largely attributable to the loss of the contract with the Pennsylvania State System of Higher Education Foundation, Inc. Training Subscription revenues earned are subject to minor amounts of direct production expenses and, therefore, generate high gross margins. Total gross profit as a percentage decreased to 57% for the year ended September 30, 2005 compared to 72% for year ended September 30, 2004.  This decrease was largely due to a more significant portion of the overall revenue being attributable to the lower margin custom products and services segment of the business.

Training Subscription revenues decreased by $1,281,200, or 39%, to $2,023,889 for the fiscal year ended September 30, 2005 compared to $3,305,089 for the fiscal year ended September 30, 2004. Training Subscriptions accounted for 56% and 72% of total revenues respectively in fiscal year 2005 and fiscal year 2004. The decrease in Training Subscription revenues was due to loss of the revenue from the Pennsylvania State System of Higher Education Foundation, Inc., which was our second largest customer in 2004. Also some smaller customers chose not to renew their subscription contracts.

Custom Products and Services generated a lower gross profit because such revenue is matched to specific labor costs for the contractual task in order to generate the revenue for the custom project. The revenue derived from Training Subscriptions is based on content that has already been built previously with only minor customization costs required at times as an additional cost to deliver the content to a specific customer. Training Subscription gross profits were 83% in fiscal year 2005 and 91% in fiscal year 2004.

Vivid launched two new content libraries during fiscal year 2005. One new library was Food Manager Training. The other new library launched late in fiscal year 2005 was Bereavement Training. These two new libraries are part of the Training Subscriptions operating segment.

Custom Products and Services revenues increased by $279,175, or 22%, to $1,562,270 for the fiscal year ended September 30, 2005 compared to $1,283,095 for the fiscal year ended September 30, 2004. The increase in Custom Products and Services was due to the inclusion in Vivid’s consolidated financial statements of the full year impact of subsidiary, ImageWorks acquired in fiscal year 2004. Gross profits generated from Custom Products and Services for fiscal year ending September 30, 2005 were $342,428 and 22% of revenues compared to $318,946 and 25% for fiscal year ended September 30, 2004. This minor decrease in the percentage of gross profit margin was largely due to the full year impact of newly acquired subsidiary, ImageWorks.

Custom Products and Services accounted for 44% and 32% of total revenues respectively in fiscal year 2005 and fiscal year 2004. The increase is attributable to a reduction in overall revenues of the training subscriptions segment of the business.

Cost of Revenues

Cost of revenues increased by $288,387, or 23%, to $1,558,696 in 2005 from $1,270,309 in 2004 primarily due to a larger proportionate share of lower margin custom products and services revenues as compared to training subscription revenues in comparing fiscal year 2005 to fiscal year 2004. Much of the increase in custom products and services direct expenses in fiscal year 2005 is attributable to the custom products and services type of the revenues generated by the newly acquired subsidiary, ImageWorks, and technical assistance support expenses incurred in the delivery of custom projects. Cost of revenues as a percentage of sales increased to 43% in 2005 from 28% in 2004; this cost increase was largely due to the lower margin Custom Products and Services work generated from ImageWorks. Training Subscription revenues earned are subject to minor amounts of direct production expenses and, therefore, generate high gross margins. The main costs included in cost of revenues are labor related costs, including salaries, payroll taxes and benefits. Labor related costs include the labor of the Vivid production group required to build software content and/or complete the tasks required by contracts/services from specific customers/clients.

Training subscription cost of revenues increased by 11% to $338,854 in fiscal year 2005 from $306,160 in fiscal year 2004. This increase is due to higher expenses incurred in the delivery of training subscription contracts sold.

Custom products and services cost of revenues increased by 22% to $1,219,842 in fiscal year 2005 from $964,149 in fiscal year 2004. The increase is partially due to the full year costs of revenue attributable to the ImageWorks operation of $407,964 in fiscal year 2005. Also, significant expenses were incurred in building the infrastructure of the custom products and services operating segment, which had the effect of increasing the direct costs attributable to custom products and services revenues in fiscal year 2005. These infrastructure expenses included increased salaries of newly acquired production personnel and technical assistance support for custom projects.

The elements of labor that comprise the Vivid production group include instructional design, programming, media production and training delivery. Included in costs of revenue also are minor amounts of billable costs, such as supplies or hardware, that are able to be passed directly through to a customer based upon the covenants contained in a specific contract. Direct costs related to training subscriptions are minor because the software content of the underlying subscription has already been built (labor cost of such content is amortized over five years) and, typically, such subscriptions are subject only to minor customization costs to fit the needs of a specific customer.

Marketing and Related Labor Expenses. Marketing and related labor expenses decreased by $323,034, or 26%, to $941,039 in 2005 from $1,264,073 in 2004. The decrease was due in part to a reduction in force of internal sales resources and the corresponding decrease in travel, advertising and trade show budgets. Also, sales commissions of $125,379 were significantly lower in fiscal year 2005 than $196,371 in 2004 due to lower sales and a restructuring of the compensation plan related to sales commissions.

Reseller Commissions. Reseller commissions decreased $120,413 to $250,962 in 2005 from $371,375 in 2004. This expense reduction was due to a reduction in training subscription revenues generated from sales resources external to the Company.

Bad debt expense. Bad debt expense rose to $171,230 in fiscal year 2005 from $73,138 in fiscal year 2004. This increase was primarily due to the write off of revenue that had been due from the Pennsylvania State System of Higher Education Foundation, Inc.

Depreciation and Amortization. Depreciation and amortization increased by $88,406, or 104%, to $173,180 in 2005 from $84,774 in 2004. The increase was primarily due to the inclusion of a full year’s depreciation from the fixed assets of newly acquired subsidiary, ImageWorks, and the amortization of related ImageWorks intangibles acquired in fiscal year 2004.

Wages and Contract Labor. Wages and contract labor increased by $488,984, or 115%, to $915,713 in 2005 from $426,724 in 2004 due to increased administrative labor support in the management of newly acquired ImageWorks and the hiring of a Chief Technology Officer to oversee the administration of Vivid’s production capabilities expansion. The costs included in “wages and contract labor” are administrative labor costs unrelated to the direct costs of building software content, or fulfilling the tasks required by a custom project contract. Such labor includes administrative and clerical support, general management, and other labor overhead type activities, including payroll taxes and benefits.

Other Operating Expenses. Other operating expenses increased by $414,679, or 64%, to $1,062,313 in 2005 from $647,634 in 2004. These expenses primarily consist of administrative overhead. The main categories of increase are professional fees, which is related to increasing auditing, board and legal fees associated with becoming a publicly traded entity, rents, which is due mainly to the expiration of rent abatement from the underlying landlord, Port of Benton, and insurance, which is due to new premiums for directors and officers liability coverage, and an overall increase in liability coverage requirements as a result of becoming a publicly reporting company.

Interest Expense. Interest expense increased to $56,208 in 2005 compared to $12,736 in 2004. The interest expense increase is from full utilization of a line of credit, via the Company's parent Nuvotec, currently with Key Bank.

Income Tax Benefit (Expense). Income tax expenses decreased by $641,707 or 418%, to a benefit of $488,140 in 2005 from an expense of $153,567 in 2004 primarily due to a decrease in Income Before Income Taxes from $438,964 in 2004 to a loss of $1,464,900 in 2005.

Trends, Uncertainties or Other Material Impacts upon Revenue.  Known trends or uncertainties that have or are reasonably expected to have a material impact upon revenues include: (1) The general market resistance to on-line training; (2) That many industry associations develop free or lower cost training which we find difficult to compete; (3) That our annual subscription revenue model is generally not accepted by the industry; (4) That we may not readily be able to adapt to wireless training and continue with our competitive advantages; and (5) That companies, who may be potential clients, are increasingly deciding to develop and deliver on-line training programs through internal efforts.

Vivid Learning Systems has an operating history of 10 years. Other than the loss of revenue from the Pennsylvania State System of Higher Education Foundation, Inc. in 2005, the Vivid management team has not experienced any infrequent events, transactions or significant economic conditions that materially impact the amount of revenue.

Liquidity and Capital Resources

We have funded our liquidity and capital requirements in recent years through cash flow from operations, the private sale of equity securities in 2004 and an ongoing line of credit that our major shareholder Nuvotec has obtained from Key Bank. Cash available at September 30, 2005 was $16,622 compared to $49,451 cash available at September 30, 2004. Cash available does not include the line of credit referenced below.

In March 2004 the Company raised $496,999, less issuance costs of $74,200, in a private sale of its equity securities.

As of September 30, 2005, the Company’s major shareholder has a line of credit with Key Bank with a maximum credit facility of $1,000,000. The interest rate is one half percent above Key Bank's prime rate. The Company has an underlying intercompany agreement with the major shareholder to make draws as required for operations on the line of credit. All borrowings under this line at September 30, 2005 are attributable to the Company and are recorded as a short-term related party payable. The Company has drawn down $1,000,000 of this line of credit and $0 remains available on the line of credit. This line of credit with Key Bank replaced the Company's line of credit with Columbia Trust Bank held in 2004. This line of credit agreement is between Key Bank and Nuvotec USA, Inc., Vivid's parent corporation. Vivid is one of the corporate guarantors on the line, as is Nuvotec. Both Nuvotec and Vivid have separate checking accounts at Key Bank. As Vivid requires working capital, it draws down on the line and such draw downs are placed in Vivid's account, but since it has no formal line of credit agreement with the bank, the draw down is recorded by the bank as a Nuvotec draw down. Therefore, Vivid is making its draw downs based upon a written agreement between Vivid and Nuvotec. The internal agreement between Vivid and Nuvotec regarding draw-downs on the credit line is documented in a written agreement executed by the management of the two companies. Vivid’s usage requirement of the credit line for its operation is separately accounted for (draw downs and repayments), and interest expense on its usage are reflected accordingly in intercompany accounts on the books of Vivid and Nuvotec.

Net Cash Provided by Operating Activities. During the years ended September 30, 2005 and 2004, net cash used and provided by operating activities was $462,253 and $178,859 respectively. Net cash provided by operating activities decreased by $641,112 primarily due to the net loss in fiscal year 2005.

Net Cash Used in Investing Activities.
Net cash used in the year ended September 30, 2005 was $359,577, of which $93,127 was used for the acquisition of fixed assets and $266,450 was used for the acquisition of software.

Net cash used in investing activities in the year ended September 30, 2004 was $1,121,275, of which $519,451 was used for the acquisition of software for an expanding course content library, and $601,824 was used for the acquisition of computer hardware, office equipment, and intangibles, primarily the acquisition of ImageWorks.

Net Cash Provided by Financing Activities.

For the year ended September 30, 2005, net cash provided by financing activities was $789,001. Financing activities for the year ended September 30, 2005 primarily consisted of a line of credit through Key Bank, and funding of operations through inter-company payable advances by the major shareholder of the Company. Vivid's major shareholder Nuvotec has this line of credit and renewed it on March 15, 2005. The line of credit has a maturity date of March 15, 2006, a maximum credit amount of $1,000,000. The interest rate is one half percent above Key Bank's prime rate. The interest rate is a variable and tied to Key Bank's prime rate.

For the year ended September 30, 2004, net cash provided by financing activities was $789,001. Financing activities for the year ended September 30, 2004 primarily consisted of a private offering of our common stock at $.25 per share which resulted in proceeds of $422,799. This sale took place in March of 2004. Also at the end of March 2004 our line of credit switched from Columbia Trust Bank to Key Bank. The Columbia Trust Bank line was paid off by Key Bank by March 31, 2004, but the new line of credit note with Key Bank did not begin until April 8, 2004.

The net draw increase in the line of credit as of September 30, 2005 as compared to September 30, 2004 was $227,975. The draw on the line of credit was fully utilized during most of the year ended September 30, 2005 as compared to the year ended September 30, 2004 and, therefore, the amount of interest expense was significantly higher. The draw requirement was increased due to the financing of receivables related to expanding operations during the year ended September 30, 2005 compared to September 30, 2004. During the year ended September 30, 2005 the assets of TrueActive Software were acquired. The acquisition was financed from operations and draws from the major shareholder. During the year ended September 30, 2004 ImageWorks was acquired. The acquisition was partially financed from the proceeds of the private placement mentioned above, which also was conducted during the year ended September 30, 2004.

Cash available at September 30, 2005 was $16,622 compared to $49,451 at September 30, 2004.

Accounts and Contracts Receivable. The decrease in net receivables as of September 30, 2005 compared to the balance as of September 30, 2004 was $373,491. The decrease in receivables is attributable primarily to a decrease in revenues of $1,002,025, or 22%, between the two periods. This is largely due to the loss of the contract with the Pennsylvania State System of Higher Education Foundation, Inc. which informally terminated in or about June 2005. Significant portions of Vivid receivables are owed from federal and state governments, large utilities, large hospitals and contracted renewals for subscription clients. Since Vivid WA’s formation in 1995, in each fiscal year less than 2% of recorded revenues on an average annual basis have required a write-off. In fiscal year 2005 the write-off was 4.8%.

Future Needs. We believe that our anticipated cash flow from operations and our line of credit, will be sufficient to satisfy our capital requirements for at least the next 12 months. Our future capital requirements and the adequacy of funds available will depend upon many factors, including cash flow generated from operations including funding of the options of the HGET contract, customer retention, new product development, expanded marketing requirements, and future acquisitions. Changes in these factors, or other unexpected events may cause us to seek additional financing sooner than anticipated. Financing may not be available on acceptable terms, or at all, and our failure to raise capital could have a material adverse effect on our growth plans and our financial condition and results of operations.

Other Material Events. Vivid’s management is not aware of any current or anticipated material events that are reasonably likely to have a material impact on future operations or liquidity other than the loss of the State of Pennsylvania business, discussed elsewhere, and the acquisition of ImageWorks Media Group, Inc. discussed below. Other possible negative material events include downward pricing pressure, a marked decline in the subscription renewal rate, a marked decline in the Vivid revenue growth rate, a loosening or rollback in the regulatory environment, unforeseen technologies which render the Vivid program less competitive and the inability to raise capital to adequately fund our growth strategy.

On August 31, 2005 Vivid completed negotiations and executed an extension to its Hanford General Employee Training (“HGET”) contract with Fluor Hanford, Vivid's largest customer and a primary management contractor for Project Hanford, a U.S. Department of Energy site. The contract award is for three (3) years, with the first extension year funded and funding for the other two years subject to annual government budgets. Vivid has held the contract for the HGET scope of work since 1995, wherein Vivid is responsible for producing, updating, and delivering the computer and Hanford LAN-based HGET program to Fluor Hanford contractors and other U.S. Department of Energy contractors on the Hanford Site.

On March 14, 2005, Vivid entered into an Asset Purchase Agreement (the "Agreement") with TrueActive Software, Inc., a Washington corporation. Pursuant to the Agreement, Vivid purchased from TrueActive intellectual property with respect to certain software and other assets including TrueActive's customer database, accounts receivable, inventory, and marketing materials. The price for the purchase of the assets consisted of: 1) $120,000 in cash; 2) an interest free $120,000 one year promissory note with principal payable monthly beginning May 2005; 3) warrants with a four year term to purchase 80,000 shares of Vivid's Common Stock at an exercise price of $1.00 per share vesting over two years and issued to certain stockholders of TrueActive; 4) a two year employment agreement with Richard E. Eaton, president of TrueActive, and providing for, among other things, annual salary of $75,000; and 5) royalties of 8% of net sales of certain software products purchased and 4% of net sales on derivative software products for a period of three years to be paid to TrueActive's successor corporate entity. Effective July 1, 2005, the TrueActive Software assets that Vivid had held were transferred to Nuvotec USA, Inc. along with all attendant liabilities incurred as a result of the asset acquisition.

In May 2004 Vivid purchased ImageWorks Media Group, Inc. through a combination of up front cash, cash payments over fourteen months, stock options and warrants. The cash impact to Vivid liquidity of the purchase price of this acquisition is material in the short-term. Contractual cash payments for the purchase totaling $650,000 were made within the first 14 months of the purchase. In the long-term an additional $600,000 in contingent cash payments in lieu of stock/warrants may be required, which may impact the current cash position of the Company. In February 2005 Vivid made an additional payment of $75,000 as the sellers elected to receive a cash payment in lieu of exercising warrants.

Off-Balance Sheet Arrangements. Off-balance sheet items that could have a material current or future effect on the financial statements taken as a whole include the following:

•  The Company is a guarantor on Nuvotec’s (the Company's parent) line of credit. The overall line is $1 million and is collateralized by accounts receivable of the parent and the Company. The line cannot be drawn upon beyond 80% of receivables. Receivable coverage of the line is monitored by the bank, which reduces the risk of loan forfeiture;

•  As noted above, the Company has guaranteed the market price of common stock to be issued in connection with the acquisition of ImageWorks at a strike price of $3 per share. This transaction represents 100,000 shares, which is slightly less than 1% of the currently issued outstanding shares of the Company. The potential cash-out on the warrants is discussed above. If the warrants are exercised then 200,000 additional shares could be issued, which presently represent approximately 2% of the issued outstanding shares of the Company. Future equity raises will dilute the overall impact on the Company of the issuance of common stock associated with this transaction and the potential impact on the exercise of warrants linked to this transaction.

•  There are no capital leases and related capital lease obligations in the Company.

• Future minimum lease payments for the Company total $51,636 for operations in fiscal year 2006 at the 2345 Stevens Drive, Richland, WA location and $54,000 for operations in fiscal year 2006 at the Bedford property (January 2006 move-in); and $48,000 allocated for office space for the years 2005-2008 at the administrative office location of 723 The Parkway, Richland, WA. The Company also leases office space for its subsidiary ImageWorks with minimum lease payments of $426,250 due in fiscal years 2005-2008. Nuvotec has negotiated a new lease that will take effect January 1, 2006. The lease is a one year lease with three one year options. The monthly rent is $8,647, plus excise tax and maintenance.

Material Commitments for Capital Expenditures. There presently exist no material commitments to outside vendors for capital expenditures. As part of the general replacement budget, $100,000 is budgeted for fiscal year 2006 in general purpose replenishment of fully depreciated hardware and software. The anticipated funding source for this budget item will be the cash flows generated by operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and report of independent registered certified public accounting firm are included herein immediately following the signature page to this report.  See Item 13 for a list of the financial statements included.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters in 2005.

ITEM 8A.  CONTROLS AND PROCEDURES

Our current principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company’s current principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1954, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.
PART  III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

The following are Vivid's directors and executive officers. The terms of the directors are staggered, with 1, 2, or 3 years remaining on their terms. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name	Age	Position
Christopher L. Britton	57	CEO and Vice Chairman
Matthew J. Hammer	40	Chief Operating Officer
Robert M. Blodgett	55	Chief Financial Officer and Treasurer
Sandra I. Muller	49	Corporate Secretary and General Counsel
Robert L. Ferguson	73	Chairman of the Board of Directors
William N. Lampson	56	Director
Andrew Thoresen	61	Director
Robert J. Turner	59	Director
Steven Katz	57	Director

Christopher L. Britton has served as Vivid's Chief Executive Officer and as Vice-Chairman of the Board Directors since October, 2005. Mr. Britton has over 30 years of business experience as a Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of entrepreneurial companies and as a partner in an international public accounting firm. Mr. Britton served as the COO and CEO for Doyle Technology Consultants, Inc., a systems design and integration company from 2001 to 2005. He was a founder and President of Parallax Management Group, a consulting company offering services to development stage companies from 1991 to 2001, and a co-founder and CFO of Relational Benefits Technology a development stage software company Mr. Britton also was a partner at the international public accounting and management consulting firm of Deloitte & Touche from 1971to 1991. Mr. Britton is a Certified Public Accountant with a BA degree in Accounting and an MBA degree from the University of Washington.

Matthew J. Hammer has served as Vivid's Chief Operating Officer since July, 2005. Mr. Hammer co-founded ImageWorks, a media development company, in 1994 and has served as its President since that time. In 2004, ImageWorks was purchased by Vivid Learning Systems. Mr. Hammer’s primary responsibility for Vivid and ImageWorks are business development, project management, marketing, and client services. Mr. Hammer has a BA degree in Marketing and Business Administration from Washington State University.

Robert M. Blodgett has served as Vivid's Chief Financial Officer and Treasurer since October 1996. Mr. Blodgett has served as Nuvotec's Chief Financial Officer and Treasurer since December 1998. From 1988 to 1995 Mr. Blodgett served as corporate secretary, treasurer and international vice president of finance and administration with Columbus Line USA, Inc., a Hamburg, Germany based ocean freight carrier of wines, meats and produce which required temperature controlled systems and dry containers. From 1982 to 1988 he was a partner in the accounting firm of Blodgett, Mickelsen & Naef, CPAs. He earned his B.S. Accounting degree from the Brigham Young University. Mr. Blodgett became a Certified Public Accountant in the State of Washington in 1980. Mr. Blodgett will spend about fifteen hours per week serving Vivid.

Sandra I. Muller has served as Secretary and Corporate Counsel of Vivid and Nuvotec since January, 1999. Ms. Muller has served as Secretary and Corporate Counsel with Technical Resources International, Inc. (TRI), a Nuvotec subsidiary since 1995 to the present. TRI provides consulting services in the nuclear energy, environmental clean up, and strategic management areas. She served as Senior Contract Specialist for Science Applications International Corporation from 1992 to 1995. Ms. Muller served as Senior Contract Specialist for Battelle, Pacific Northwest National Laboratories, a U.S. Department of Energy Laboratory, in Richland, Washington from 1987 to 1992. Ms. Muller earned her J.D. from Willamette University College of Law and earned her B.A.E. degree from Arizona State University. Ms. Muller will spend about fifteen hours per week serving Vivid.

Robert L. Ferguson has served as Chairman of the Board of Directors since 2003. Mr. Ferguson has served as CEO and Chairman of the Board of directors of Nuvotec, Inc. since 1998, and now of the August 2004 formed Nuvotec USA, Inc. Mr. Ferguson has over 40 years of management and technical experience in the government and private sectors. He served as Chairman of the Board of Technical Resources International, Inc. from 1995 to 1998; which provided consulting services in the nuclear energy and environmental clean up areas. Mr. Ferguson served as corporate VP for Science Applications International Corporation from 1991 to 1995. Mr. Ferguson was the president of R.L. Ferguson & Associates, Inc. from 1985 to 1991, which provided management and technical services to government and industry. He served as the Chairman of the Board for UNC Nuclear Industries, Inc. from 1983 to 1985; which operated the Department of Energy nuclear reactor and fuel fabrication facilities at Hanford, Washington. He served as CEO for Washington Public Power Supply System from 1980 to 1983, which included the activation of one nuclear power plant, the deactivation of two nuclear power plants and the termination of two other nuclear power plants. He served in various roles for the U.S. Department of Energy from 1960 to 1980, including Deputy Assistant Secretary of the Nuclear Reactor Programs. Mr. Ferguson was a founder of Columbia Trust Bank, and has been a director since 1996. Mr. Ferguson earned his B.S. in Physics from Gonzaga University.

William N. Lampson has served as a Director since September 2004. Since 1980 Mr. Lampson has been President and CEO of Lampson International, LLC and affiliate companies in the heavy hauling, rigging, and manufacturing business. In addition, he has served as Vice Chairman of the Board of Nuvotec USA, Inc. (the Company's parent company) since 2004, the Chairman of the Board of Columbia Trust Bank since 1996, and owner and director of Columbia Basin Racquet Club since 1990 and owner and director of Life Quest Health Systems since 1998. Mr. Lampson graduated from Gonzaga University with a degree in Business Administration.

Andrew Thoresen has served as a Director since October 2003. Mr. Thoresen has been a co-owner and Chief Financial Officer of Human Resource Novations, Inc. since 1993. Mr. Thoresen was the CFO and co-owner of R.L. Ferguson & Associates, Inc. from 1985 to 1993, which provided management and technical services to government and industry. He served as the Financial Administrator and Assistant to the Chairman of the Board for UNC Nuclear Industries, Inc. from 1983 to 1985; which operated the Department of Energy nuclear reactor and fuel fabrication facilities at Hanford, Washington. He served in various management roles for the Washington Public Power Supply System from 1974 to 1983. He was employed as an accountant at Ernst & Ernst from 1969 to 1974. Mr. Thoresen earned his B.A. degree in Accounting from the University of Washington.

Robert J. Turner has served as a Director and Chair of the Audit Committee for Vivid since February 2004. Since 1979 Mr. Turner has been a Partner with the law firm of Fraser Milner Casgrain LLP (or its predecessor firms) in Edmonton, Alberta, Canada, and has served as Vice Chairman of the firm since 1999. Mr. Turner serves on the Board of Directors for Epcor Preferred Equity, Inc., a public company. Additionally, Mr. Turner serves on the Board of Directors for Millar Western Forest Products Ltd, which although the shares of the company are not publicly traded, the bonds of the company are and they are thus an SEC registrant. Mr. Turner earned his B.Comm from the University of Lethbridge and University of Calgary, and earned his LL.B. from the University of Alberta.

Steven Katz has served as a Director since December 2003. From 1982 to the present, Mr. Katz has been President of Steven Katz & Associates, Inc., a management consulting firm specializing in corporate development and technology licensing. From January 2000 to October 2001, he was President, Chief Operating Officer and a Director of Senesco Technologies, Inc., a publicly held company listed on the American Stock Exchange, engaged in the identification and development of proprietary gene technology. Since June 2001 he has been the President and Chairman of MAC Worldwide, Inc, a public company that designs fashion wear. He is presently a member of the boards of directors of the following additional publicly-held companies: Biophan Technologies, Inc. (a company developing an MRI-resistant pacemaker and other related products), a director since 2001; USA Technologies, Inc. (a company with technology in credit card processing and automated vending systems), a director since May, 1999; and Health Systems Solutions, Inc. (a company in the home health care industry), a director since 2003. Mr. Katz received a B.S. degree in Accounting from the City College of New York.

ITEM 10. EXECUTIVE COMPENSATION

ANNUAL COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers, as defined below, for the fiscal years ended September 30, 2005, 2004 and 2003. The named executive officers (the “Named Executive Officers”) are Vivid Learning Systems, Inc.’s President, Chief Financial Officer and Corporate Secretary and the other executive officers of Vivid Learning Systems who each received in excess of $100,000 in total annual salary and bonus. Compensation is shown in the following table:

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Other Annual Compensation ($)
Kevin A. Smith Former President, CEO and Director	2005	$83,876	$30,000***
	2004	125,000
	2003	96,076	25,000*

Robert M. Blodgett CFO and Treasurer	2005	0**	0
	2004	0**	0
	2003

Sandra Muller Corporate Secretary and General Counsel	2005	0**	0
	2004	0**	0
	2003

* $25,000 in common stock of Nuvotec, Inc.
** Part of the salaries is reflected in the monthly management fee charged the Company by Nuvotec, Inc.
***Severance.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

Kevin Smith resigned as President, CEO and Director of the Company on July 6, 2005.

Mark Henderson resigned as a Director of the Company on April 8, 2005.

Stock Option Grants

Individual grants of Vivid stock options to Executive Officers and Directors during the fiscal years ended September 30, 2005, 2004 or 2003 are as follows:

YEAR	NAME	NUMBER	GRANT DATE

2005	Robert Ferguson	15,000	7/1/05
2005	Robert Blodgett	7,500	7/1/05
2005	Sandra Muller	7,500	7/1/05

2004	Steven Katz	5,000	2/20/04
2004	Robert Turner	5,000	2/20/04
2004	Andrew Thoresen	5,000	2/20/04
2004	Kevin Smith	200,000	3/1/04 [terminated, options returned to pool]
2004	Robert Ferguson	50,000	3/1/04
2004	Robert Blodgett	16,667	3/1/04
2004	Sandra Muller	16,667	3/1/04
2004	William Lampson	5,000	7/15/04

2003	None	None	None

2003 Stock Option Plan

The Vivid Stock Option Plan has an approved pool of 2,400,000 shares. As of December 28, 2005, 527,584 options have been issued. The options are on a vesting schedule.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 28, 2005. The information in this table provides the ownership information for:

a. each person known by us to be the beneficial owner of more than 5% of our common stock;
b. each of our directors;
c. each of our executive officers; and
d. our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the 1934 Exchange Act and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 11,997,299 shares outstanding. There are currently 173,334 outstanding options to purchase any common stock held by the persons named below, but no warrants to purchase any common stock.

Unless otherwise indicated, the address of each beneficial owner is c/o Vivid Learning Systems, Inc., 723 The Parkway, Richland, Washington 99352.

Name and Address of Beneficial Owner	Executive Office Held (if any)	Amount of Common Stock Beneficially Owned	Percent of Class of Common Stock
Christopher L. Britton	CEO and Vice-Chairman (as of October 1, 2005)	40,000	*
Kevin A. Smith 1136 Pinto Loop, Richland, Washington 99352	Former President, CEO and Director (until July 6, 2005)	100,000	*
Matthew Hammer	Chief Operating Officer	50,000
Robert M. Blodgett**	Chief Financial Officer and Treasurer	2,000	*
Sandra Muller***	Corporate Secretary and General Counsel	2,000	*
Robert L. Ferguson****	Chairman of the Board of Directors	2,000	*
Andrew Thoresen*****	Director	4,000	*
Robert Turner	Director	0	N/A
William N. Lampson******	Director	40,000	*
Steven Katz	Director	10,000	*
All Current Executive Officers and Directors as a Group (9 persons)		150,000	1.2

* Less than 1%.

** Mr. Blodgett owns approximately 1% of the common stock of Nuvotec USA, Inc., which owns 80% of Vivid.

*** Ms. Muller owns approximately 2.5% of the common stock of Nuvotec USA, Inc., which owns 80% of Vivid.

**** Mr. Ferguson owns approximately 15.3% of the common stock of Nuvotec USA, Inc., which owns 80% of Vivid.

***** Mr. Thoresen owns 0.3% of the common stock of Nuvotec USA, Inc., which owns 80% of Vivid.

****** Mr. Lampson holds these 40,000 shares through Riggers Manufacturing Company, Inc., an entity he controls. He also owns approximately 15.7% of the common stock of Nuvotec USA, Inc., which owns 80% of Vivid.

The balance of Nuvotec shares is held by 280 shareholders all of whom each own less than 5% of the outstanding shares. The Nuvotec Board of Directors has the power to vote the shares held by Nuvotec. The Nuvotec directors are: Robert L. Ferguson, Chairman, Robert Turner, Steven Katz, Andrew Thoresen and William Lampson.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nuvotec USA, Inc. Parent Company
Nuvotec USA, Inc., a Delaware corporation owns approximately 80% of the outstanding shares of Vivid. Robert L. Ferguson, Chairman of our Board of Directors holds approximately 15.3% of Nuvotec's common stock (with preferred stock on an as converted basis); and Sandra I. Muller, our Corporate Secretary and Corporate Counsel holds 2.5% of Nuvotec's common stock (with preferred stock on an as converted basis); and Robert M. Blodgett, our CFO, holds approximately 1% of Nuvotec's common stock (with preferred on an as converted basis). In accordance with the Nuvotec, Inc. Amended and Restated Articles of Incorporation, the Nuvotec, Inc. preferred stock carries conversion rights into common stock. The terms of the conversion are influenced by the issuance of additional stock. Such an event as anticipated by the Nuvotec, Inc. Amended and Restated Articles of Incorporation has occurred; thus, because of the price that additional stock was sold, one share of preferred converts to three shares of common.

As of September 30, 2005, the Company has a payable due to Nuvotec of $2,364,145. Of this amount $1,000,000 is for the Company's draw down on the line of credit with Key Bank, such line of credit is discussed in more detail below. The balance due Nuvotec of $1,364,145 is for management fees and expenses. A total of $1,094,777 has been eliminated via an exchange of common stock with the major shareholder effective December 8, 2005.

The Company's corporate office at 723 The Parkway, Richland, Washington is space that the Company's parent corporation (its largest shareholder) Nuvotec USA, Inc. leases. The Company currently does not pay rent for this space (other than management fee allocations which include overhead). Nuvotec leases the 723 Parkway office space from Ferguson Financial Group, which is controlled by Robert Ferguson, who is Vivid's Chairman of the Board of Directors. Nuvotec's lease requires monthly payments of $12,865.

The Company leases its training center at 2345 Stevens Road, Richland, Washington from Nuvotec, Vivid's parent corporation, on an annual basis and is responsible for excise tax and maintenance expenses based upon its share of office space occupancy in relation to the total office space leased by Nuvotec. The Company paid $121,381 for rent, excise tax and maintenance of this property for the year ended September 30, 2005. On December 31, 2002, Nuvotec entered into a lease with the Port of Benton, a municipal corporation, for 16,500 square feet of office space and for 23,000 square feet of warehouse space (used for Nuvotec’s test facility and calibration lab) at 2345 Stevens Road, Richland, Washington. Nuvotec's original lease had a three year term with an option to extend for five successive terms of three years each. The original rent for the above space is $12,127 per month. On December 5, 2005, Nuvotec signed a re-negotiated lease wherein 4,445 square feet of office space and 21,125 square feet of warehouse space has been leased for a one year term with an option to extend for three successive terms of one year each. The rent beginning January 1, 2006 will be $8,467.23. In addition, Nuvotec is responsible for payment of 12.84% excise tax and maintenance of the property. At one time Nuvotec paid less than the full amount of contracted rent because of a rent abatement program offered by the Community Economic Revitalization Board; however that program has expired. Nuvotec paid $115,861 in rent on this lease in 2004 and $80,730 in 2003, net of the rent abatement.

Additionally Nuvotec has been providing financial resources for the Company recorded as an inter-company payable as draws are made. The Boards of Directors of Vivid and Nuvotec have approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. On November 16, 2005, inter-company payables in the amount of $375,000 were reduced by Nuvotec in exchange for 750,000 shares of Vivid common stock. The exchange ratio was based on the then current per share trading price for Vivid common stock of $0.50 per share. On December 8, 2005, inter-company payables in the amount of $719,477 were reduced by Nuvotec in exchange for 959,303 shares of Vivid common stock. The exchange ratio was based on the then current average per share trading price for Vivid common stock of $0.75 per share.

Line of Credit with Key Bank
Vivid has access to a $1,000,000 line of credit. The line of credit with Key Bank is a formal agreement between the bank and Nuvotec USA, Inc., Vivid's parent corporation (Vivid is one of the corporate guarantors on the line, as is Nuvotec.) Both Nuvotec and Vivid have separate checking accounts at Key Bank. As Vivid requires working capital draws on the line such draws are placed in their account, but since it has no formal line of credit agreement with the bank, the draw is recorded by the bank as a Nuvotec draw. Therefore, Vivid is making its draws based upon an internal agreement between Vivid and Nuvotec. Such Vivid draws and paydowns are recorded in intercompany accounts on the books of Vivid and Nuvotec. This line of credit with Key Bank replaces a line of credit with Columbia Trust Bank held in 2004.

Fluor Hanford, Inc. Ownership in Columbia Basin Ventures
On August 31, 2005 Vivid completed negotiations and executed an extension to its Hanford General Employee Training (“HGET”) contract with Fluor Hanford, Inc., which is Vivid's largest customer and a primary management contractor for Project Hanford, a U.S. Department of Energy site. The contract award is for three (3) years, with the first extension year funded and funding for the other two years subject to annual government budgets. This contract has a minimum value of $562,019 and a maximum value of $1,662,609. Vivid has held the contract for the HGET scope of work since 1995, wherein Vivid is responsible for producing, updating, and delivering the computer and Hanford LAN-based HGET training programs to the employees of Fluor Hanford and its contractors and other U.S. Department of Energy contractors on the Hanford Site. Fluor Hanford, Inc. has an ownership interest in Columbia Basin Ventures which owns approximately 1% of the outstanding common stock of Nuvotec. Nuvotec owns approximately 80% of Vivid.

Stock Option Issued to Legal Counsel
On December 23, 2003 Vivid issued a stock option for 50,000 shares of common stock at an exercise price of $0.10 to Jackson Steinem, Inc., whose beneficial owner is Adam S. Gottbetter of Gottbetter & Partners, LLP, our former legal counsel. This stock option was exercised in 2005.

Management Fees to Nuvotec, Inc.
For the fiscal year ended September 30, 2005 approximately $160,000 in management fees were paid or accrued to Nuvotec (the Company's parent corporation). For the fiscal year ended September 30, 2004 $170,000 in management fees were paid or accrued to Nuvotec.

ImageWorks Payable
The Company owed a payable to the former owners of ImageWorks of $350,000 as part of the Share Exchange Agreement with ImageWorks Media Group, Inc. dated May 1, 2004. As of September 30, 2005 this obligation has been paid in full.

Additionally, as part of the Share Exchange Agreement with ImageWorks Media Group, Inc., in January 2005, Mr. Hammer and Mr. Bauer notified the Company that they had chosen the cash payment of $75,000 ($37,500 to each of them) over the Warrants that were exercisable into 50,000 shares of Vivid's Common Stock on December 31, 2004. Therefore, the Company paid to each Mr. Hammer and Mr. Bauer $37,500 on February 28, 2005.

Lease of Employees from Human Resources Novations, Inc.
The Company leases all of its employees from Human Resources Novations, Inc. One of our directors, Andrew Thoresen has been a co-owner and Chief Financial Officer of Human Resource Novations, Inc. since 1993. The amounts of Vivid payroll administered by Human Resources Novations for the past two years and the fees incurred by Vivid to Human Resources Novations for this service are as follows: the fiscal year 2005 payroll costs were $2,695,753, and payroll fees to Human Resources Novations were $50,472; and for fiscal year 2004 payroll costs were $1,989,469, and payroll fees to Human Resources Novations were $43,450.

We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. To the extent we may enter into any agreements with related parties in the future, the board of directors has determined that such agreements must be on similar terms. Further, all future transactions with affiliates of the Company are to be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the directors including the majority of disinterested directors.

 ITEM 13.  EXHIBITS

The following exhibits filed as a part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

Exhibit Number	Description
3.1	Certificate of Incorporation, Applied Tecknowledgey, Inc., Washington, March 2, 1995*
3.2	Articles of Amendment of Applied Tecknowledgey, Inc., Washington, April 3, 1997*
3.3	Amended and Restated Articles of Incorporation of Vivid Concepts, Inc., Washington, September 2, 1997*
3.4	Certificate of Amendment, Vivid Concepts, Inc., Washington, February 23, 2000*
3.5	Certificate of Incorporation of Vivid Learning Systems, Inc., Delaware, December 23, 2003*
3.6	Amended and Restated Articles of Incorporation of Vivid Learning Systems, Inc., Washington, December 24, 2003*
3.7	Bylaws of Applied Tecknowledgey, Inc., Washington, May 24, 1995*
3.8	Amended and Restated Bylaws of Vivid Learning Systems, Inc., Washington, November 25, 2003*
3.9	Bylaws of Vivid Learning Systems, Inc., Delaware, December 2003*
4.1	Specimen Certificate of Common Stock*
4.2	Warrant issued to Matthew Hammer, May 25, 2004*
4.3	Warrant issued to Nick Bauer, May 25, 2004*
4.4	Stock Option issued to Jackson Steinem, December 23, 2003**
4.5	Form of Option for 2003 Stock Option Plan, Incentive*
4.6	Form of Option for 2003 Stock Option Plan, Nonqualified*
10.1	2003 Stock Option Plan, Vivid Learning Systems, Inc., Delaware*
10.2	Lock Up Agreement, February 2004*
10.3	Lease for 723 The Parkway, Richland, Washington*
10.4	Lease for 2345 Stevens Road, Richland, Washington**
10.5	Contract between Human Resource Novations, Inc. and Vivid Concepts, Inc., dated April 21, 1999**

10.6	Management Contract with Nuvotec, Inc.****
10.7	Contract with Fluor Hanford, Inc.***
10.8	Contract with Pennsylvania State System of Higher Education Foundation, Inc., dated August 18, 2004***
10.9	Asset Purchase Agreement with FoodSafety, Inc.****
10.10	Share Exchange Agreement ImageWorks Media Group, Inc.****
10.11	Agreement between Vivid Learning Systems, Inc. and Nuvotec USA, Inc., regarding Line of Credit *****
10.12	Asset Purchase Agreement with TrueActive Software, Inc. , which includes as Exhibit B the Employment Agreement with Richard Eaton, president of TrueActive Software, Inc. (filed herewith)
10.13	Conveyance, Bill of Sale and Assignment Agreement between Vivid Learning Systems, Inc. and TrueActive Software, Inc. (filed herewith)
10.14	Promissory Note issued to TrueActive Software, Inc. (filed herewith)
10.15	Letter from Nuvotec USA, Inc. assuming from Vivid Learning Systems, Inc. the obligations to TrueActive Software, Inc., dated September 26, 2005 (filed herewith)
10.16	Agreement between Vivid Learning Systems, Inc. and Nuvotec USA, Inc. regarding Line of Credit with Key Bank (filed herewith)
14	Code of Ethics (filed herewith)
21.1	List of Subsidiaries**
23.1	Accountant’s Consent, Williams & Webster, P.S. (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*Previously filed in Registration Statement on Form SB-2 Filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on June 8, 2004.

**Previously filed in Registration Statement on Form SB-2 Filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on August 12, 2004.

*** Previously filed in Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on February 3, 2005. The Securities and Exchange Commission granted Vivid's application to seek confidential treatment of certain portions of exhibit 10.08 under Rule 406 of the Securities Act of 1933, as amended. Omitted material for which confidential treatment was granted was filed separately with the Securities and Exchange Commission.

**** Previously filed in Registration Statement on Form SB-2 Filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on December 23, 2004.

***** Previously filed in Registration Statement on Form SB-2 Filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on January 14, 2005.

(b) Vivid filed the following reports on Form 8-K during the last quarter of fiscal year ended September 30, 2005:

On July 11, 2005, Vivid filed a Form 8-K to announce that Kevin Smith had resigned as CEO, president and a director, and that Matthew Hammer would assume the positions of president and COO.

On July 18, 2005, Vivid filed a Form 8-K to announce that TrueActive Software assets that Vivid had held were transferred to Nuvotec USA, Inc. along with all attendant liabilities incurred as a result of the asset acquisition, with an effective date of July 1, 2005.

On September 1, 2005, Vivid filed a Form 8-K to announce that it completed negotiations to extend its Hanford General Employee Training contract with Fluor Hanford, one of Registrant’s largest customers and a primary management contractor for Project Hanford, a U.S. Department of Energy site. The contract award is for three (3) years, with the first extension year funded and funding for the other two years subject to annual government budgets.

On September 30, 2005, Vivid filed a Form 8-K to announce that Christopher L. Britton will assume the position of Chief Executive Officer and Vice-Chairman effective October 1, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. of Spokane, Washington for the audit of Vivid's annual financial statements and review of the financial statements included in the Vivid’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $61,200 and $51,400 respectively.

(2)  Audit Related Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for audit related fees for fiscal years 2005 and 2004 were $21,500 and $24,400, respectively.

(3)  Tax Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for tax related services for fiscal years 2005 and 2004 were $3,800 and $2900, respectively.

(4)  All Other Fees

Vivid did not incur any other fees other than audit fees and audit related fees during the fiscal years 2005 and 2004.

(5)  Audit Committee Policies and Procedures

Vivid does have an Audit Committee. The Audit Committee and the Board of Directors of Vivid approved all of the services rendered to Vivid by Williams & Webster, P.S. for fiscal years 2005 and 2004.

(6)  Audit Work Attributed to Persons Other than Williams & Webster, P.S.'s Full-time, Permanent Employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIVID LEARNING SYSTEMS, INC.

Date: December 28, 2005	By:	/s/ Christopher L. Britton
Name: Christopher L. Britton
Title: CEO and Vice-Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christopher L. Britton Christopher L. Britton	Chief Executive Officer and Vice-Chairman	December 28, 2005

/s/ Robert Blodgett Robert Blodgett	Treasurer , Chief Financial and Accounting Officer	December 28, 2005

/s/Sandra Muller Sandra Muller	Secretary, Corporate Counsel	December 28, 2005

Board of Directors

/s/ Robert Ferguson Robert Ferguson	Chairman	December 28, 2005

/s/ Andrew Thoresen Andrew Thoresen	Director	December 28, 2005

/s/ Robert Turner Robert Turner	Director	December 28, 2005

/s/ William N. Lampson William N. Lampson	Director	December 28, 2005

/s/ Steven Katz Steven Katz	Director	December 28, 2005

VIVID LEARNING SYSTEMS, INC.

Consolidated Financial Statements and
Report of Independent Registered Certified Public Accounting Firm
September 30, 2005 and 2004

Vivid Learning Systems, Inc.
Richland, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Vivid Learning Systems, Inc. as of September 30, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vivid Learning Systems, Inc. as of September 30, 2005 and 2004 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 27, 2005

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2005	2004

ASSETS

CURRENT ASSETS
Cash	$16,622	$49,451
Accounts and contracts receivable	1,028,197	1,420,031
Accounts and contracts receivable, Fluor Hanford	81,272	59,035
Accounts receivable, related party	-	3,894
Employee advances	-	22,222
Prepaid expenses	105,867	68,813
Other current assets	374,059	72,179
TOTAL CURRENT ASSETS	1,606,017	1,695,625

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,223,847	1,135,030
Less: Accumulated depreciation and amortization	(892,570)	(764,914)
TOTAL PROPERTY, PLANT AND EQUIPMENT	331,277	370,116

OTHER ASSETS
Software, net of amortization	1,654,305	1,684,406
Intangibles, net of amortization	537,943	763,160
Goodwill	375,000	375,000
Long-term contracts receivable	368,542	513,542
Deferred tax asset	460,081	3,853
TOTAL OTHER ASSETS	3,395,871	3,339,961

TOTAL ASSETS	$5,333,165	$5,405,702

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$129,539	$189,588
Payable to related party	1,000,000	823,430
Accrued contract labor	243,879	159,450
Other current liabilities	183,035	271,950
Unearned revenue	44,376	30,286
Notes payable, related parties	75,000	250,000
Current portion of long-term liabilities	36,000	30,000
TOTAL CURRENT LIABILITIES	1,711,829	1,754,704

LONG-TERM LIABILITIES
Related party notes payable	1,753,145	848,487
TOTAL LONG-TERM LIABILITIES	1,753,145	848,487

TOTAL LIABILITIES	3,464,974	2,603,191

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 10,247,996 and 10,197,996
shares issued and outstanding, respectively	1,025	1,020
Additional paid-in capital	2,512,061	2,469,626
Retained earnings (deficit)	(644,895)	331,865
TOTAL STOCKHOLDERS' EQUITY	1,868,191	2,802,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,333,165	$5,405,702

The accompanying notes are an integral part of these consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

Fiscal Year Ended	Fiscal Year Ended
September 30, 2005	September 30, 2004

REVENUES
Training subscriptions	$1,423,787	$2,735,637
Training subscriptions, Fluor Hanford	600,102	569,452
Custom products and services	1,344,410	1,199,583
Custom products and services, Fluor Hanford	217,860	83,512
	3,586,159	4,588,184

COST OF REVENUES
Training subscriptions	338,854	306,160
Custom products and services	1,219,842	964,149
	1,558,696	1,270,309

GROSS PROFIT	2,027,463	3,317,875

EXPENSES
Marketing and related labor expenses	941,039	1,264,073
Bad debt expense	171,230	73,138
Reseller commissions	250,962	371,375
Depreciation and amortization	173,180	84,774
Wages and contract labor	915,713	426,729
Other operating expenses	1,062,313	647,634
TOTAL OPERATING EXPENSES	3,514,437	2,867,723

INCOME (LOSS) FROM OPERATIONS	(1,486,974)	450,152

OTHER INCOME (EXPENSE)
Gain on settlement of debt	75,000	-
Other income	2,713	-
Interest income	569	1,548
Interest expense	(56,208)	(12,736)
TOTAL OTHER INCOME (EXPENSE)	22,074	(11,188)

INCOME (LOSS) BEFORE INCOME TAXES	(1,464,900)	438,964

INCOME TAX BENEFIT (EXPENSE)	488,140	(153,567)

NET INCOME (LOSS)	$(976,760)	$285,397

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.10)	$0.03

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.10)	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES:

BASIC	10,247,996	8,990,220

DILUTED	10,247,996	9,602,965

The accompanying notes are an integral part of these consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			ADDITIONAL	RETAINED
	COMMON STOCK		PAID-IN	EARNINGS
	Shares	Amount	CAPITAL	(DEFICIT)	TOTAL

Balance, September 30, 2003	8,100,000	$810	$2,019,537	$46,468	$2,066,815

Common stock issued in private placement
at $0.25 per share less issuance costs of $74,200	1,987,996	199	422,600	-	422,799

Issuance of common stock as a gift at $0.25 per share	10,000	1	2,499	-	2,500

Common stock issued in acquisition of ImageWorks	100,000	10	24,990	-	25,000

Net income for the year ended September 30, 2004	-	-	-	285,397	285,397

Balance, September 30, 2004	10,197,996	1,020	2,469,626	331,865	2,802,511

Common stock issued for legal services at $0.10 per share	50,000	5	4,995	-	5,000

Options issued for legal services	-	-	8,000	-	8,000

Options issued as compensation			29,440		29,440

Net loss for the year ended September 30, 2005	-	-	-	(976,760)	(976,760)

	10,247,996	$1,025	$2,512,061	$(644,895)	$1,868,191

The accompanying notes are an integral part of these consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year Ended	Fiscal Year Ended
September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(976,760)	$285,397
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	273,180	84,774
Amortization of capitalized software	296,551	273,935
Bad debt expense	171,230	-
Gain on settlement of debt	(75,000)	-
Deferred tax asset	(456,228)	153,567
Stock issued as a gift	-	2,500
Stock and options issued for services	13,000	-
Options issued for compensation	29,440	-
Changes in assets and liabilities:
Accounts and contracts receivable	369,597	(1,437,269)
Employee receivable	22,222	-
Related party receivables, net	3,894	-
Prepaid expenses	(37,054)	6,656
Other current assets	(301,880)	73,013
Accounts payable	(60,049)	84,530
Accrued payroll and related expenses	84,429	89,961
Long-term receivable contracts	145,000	513,542
Other current liabilities	22,085	48,253
Unearned revenue	14,090	-
Net cash provided (used) by operating activities	(462,253)	178,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(93,127)	(601,824)
Acquisition of software	(266,450)	(519,451)
Net cash used by investing activities	(359,577)	(1,121,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	-	422,799
Payments on notes payable, related party	(325,000)	-
Proceeds from related party financing transactions including line of credit	1,114,001	557,456
Net cash provided (used) by financing activities	789,001	980,255

Net increase (decrease) in cash	(32,829)	37,839

Cash at beginning of period	49,451	11,612

Cash at end of period	$16,622	$49,451

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56,208	$12,736
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Stock and options issued for services	$13,000	$-
Options issued as compensation	$29,440	$-
Note issued for property, equipment and intangibles acquired in
acquisition of ImageWorks and FoodSafety assets	$-	$350,000
Stock committed in acquisition	$-	$25,000
Additional value assigned to stock committed in acquisition	$-	$275,000
Warrants committed in acquisition	$-	$300,000
Issuance of common stock as a gift	$-	$2,500
Penalty shares committed in acquisition of FoodSafety assets	$-	$50,000
Beneficial conversion feature of stock/options committed
in acquisition of FoodSafety assets	$-	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations
Vivid Learning Systems, Inc. (hereinafter “Vivid Washington”) was incorporated in 1995 in the State of Washington under the name of Vivid Concepts, Inc. Prior to December 23, 2003, Vivid Washington was a wholly owned subsidiary of Nuvotec, Inc., a technology commercialization corporation based in Washington State. On December 23, 2003, Nuvotec, Inc., the sole shareholder in Vivid Washington, exchanged all of its 7,000,000 common stock shares in Vivid Washington for 8,100,000 shares of common stock with a par value of $0.0001 in a newly formed Delaware corporation also named Vivid Learning Systems, Inc. The Delaware company (“Company” or “Vivid Delaware”) serves as the holding company and parent and sole shareholder of the operating entity (“Vivid Washington”). The common stock of the Delaware company was held 100% by Nuvotec, Inc., until an additional 1,987,996 of the Company’s common stock was issued in a private placement to approximately seventy individual shareholders at September 30, 2004.

Vivid Washington develops and provides computer-based training products and services, which are marketed nationally. The aforementioned reorganization caused no change in the accounting in the financial statements of Vivid Washington as Vivid Washington continues to be the operating company and the financial information provided is the historical financial information of Vivid Washington. Vivid Delaware and its subsidiaries have a year end of September 30.

FoodSafety.com, Inc.
In November 2003, the Company, in conjunction with its majority shareholder, Nuvotec, Inc., acquired the assets of FoodSafety.com, Inc., a Delaware corporation. The assets principally consisted of the URL, intellectual property, exclusive commercialization rights and the commitment by FoodSafety.com, Inc. to deliver a food worker course and a food manager certification course. In exchange for the assets, Nuvotec, Inc. paid FoodSafety.com, Inc. a total of $80,000 in cash and $100,000 in value of Vivid Learning Systems, Inc. stock or options. For additional information on this transaction and related consideration given, see Note 13.

ImageWorks Media Group, Inc.
Effective May 1, 2004, the Company purchased ImageWorks Media Group, Inc., (hereinafter, “ImageWorks”), a privately held Washington company. In consideration for all of the common stock of ImageWorks, the Company paid $300,000 in cash, issued a note for $350,000 payable in 14 monthly installments, agreed to issue 100,000 shares of common stock with a fair market value of $25,000, and agreed to issue 200,000 common stock warrants with an exercise price of $3.00 and a term of four years. At the date of acquisition, ImageWorks became a wholly owned subsidiary of Vivid Delaware. The financial statements at September 30, 2004 include the ImageWorks results of operations from May 1, 2004 to September 30, 2004. See Note 13.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

Accounting Methods
The Company’s financial statements are prepared using the accrual method of accounting.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation, (hereinafter “SFAS No. 123”)” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly, there is no change in disclosure requirements due to SFAS No. 148.

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123 and issued SFAS No. 123R. The Company’s accounting for stock options and warrants is not affected by the issuance of SFAS No. 123R.

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. At September 30, 2005 and 2004, all Company receivables are considered collectible and no additional valuation allowance is deemed necessary.

The Company does not accrue interest on trade receivables. A trade receivable is not considered past due after 90 days, because most receivables result from contracted services with large, established customers, including the federal government.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

The Company’s bad debt expense for the years ended September 30, 2005 and 2004 was $171,230 and $73,138, respectively.

Advertising
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $40,773 and $64,149 for the years ended September 30, 2005 and 2004, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. At September 30, 2005 and 2004, the Company did not have any cash equivalents.

Compensated Absences
The Company leases all of its employees from Human Resources Novations, Inc., which is co-owned and managed by a member of Vivid’s board of directors. The Company, whose primary shareholder is Nuvotec, Inc., is part of a multi-employer plan, which is administered by Human Resources Novations, Inc. Accruals of compensated absences at September 30, 2005 and 2004 of $28,947 and $56,535, respectively, are reflected in the Company’s balance sheets and included in the captioned liability “accrued contract labor.” Leased employees are entitled to paid personal time dependent upon the length of service.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

As of September 30, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There were 504,334 common stock equivalents outstanding at September 30, 2005.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable, and accrued expenses. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2005 and 2004.

Guarantees and Line of Credit
In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (hereinafter “FIN 45” or the “Interpretation”. FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee’s guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The Company has adopted the disclosure requirements of FIN 45. Although there is a line of credit in place which was executed by Nuvotec, Vivid’s major shareholder, the Company, as a subsidiary guaranteeing this debt which is owed to a third party, in fact has a guarantee which is excluded from the disclosure requirements of the Interpretation, and is not required to be recognized as a liability for the guarantee.

The Company’s major shareholder has a line of credit with Key Bank. As renewed on March 15, 2005, the line has a maturity date of March 15, 2006, a maximum credit facility of $1,000,000 and an initial annual interest rate of 7.5%. The rate is a variable rate tied to the bank’s prime rate. At September 30, 2005 and 2004, outstanding borrowings under this line totaled $1,000,000 and $772,025, respectively. All borrowings under this line at September 30, 2005 are attributable to Vivid and are recorded as a short-term related party payable. Vivid provides an unlimited guarantee for the amount owing on the line of credit and offers its assets as collateral as described in an executed commercial security agreement. The amounts of interest paid related to this line of credit are contained in the Company’s consolidated statements of cash flows for all periods presented.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Interest expense is accrued monthly on the portion of intercompany debt that is related to the net draws by Vivid on the line of credit. Intercompany transactions typically represent current obligations paid on Vivid’s behalf by Nuvotec, or advanced to the Vivid operation for its own operating needs through the line of credit. For example, the rent incurred by Vivid at its operations location is paid on its behalf by Nuvotec, because the lease arrangement is between the Port of Benton (lessor/landlord) and Nuvotec (lessee). A net increase in the Vivid intercompany accounts payable to Nuvotec (typically approximately $30,000 per month) is reclassified and closed, together with Vivid’s direct draws on the line, into the intercompany line of credit payable account at month end, and is subject to interest accrual/pass-through for that indebtedness as per the interest charged by Key Bank on the line of credit.

Impaired Asset Policy
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company adopted SFAS No. 143 and does not believe that the adoption has had a material impact on the financial statements of the Company.

The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2005 and 2004.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Intangible Assets
In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On September 30, 2004, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company’s results of operations.

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of ImageWorks. The Company reviews quarterly its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2005 no impairment was deemed necessary for the Company’s goodwill.

A noncompetition agreement and a customer list are included in intangible assets on the Company’s balance sheet. These items represent a portion of the acquisition cost of ProTrain (in 2001) and are being amortized on the straight-line method over a five-year period. For the years ended September 30, 2005 and 2004, related amortization expense was $3,000 and $3,555, respectively. See Note 17.

A noncompetition agreement, customer list, contracts in place and technology software are included in intangible assets on the balance sheet. These items represent a portion of the acquisition cost of ImageWorks Media Group, Inc. in 2004. . The noncompetition agreement is being amortized on the straight-line method over a three-year period. For the year ended September 30, 2005, related amortization expense was $100,000. See Note 13.

Software and related materials are included in software and copyrights, trademarks, patent applications and database are included in intangible assets. These items represent the acquisition cost of the assets purchased from FoodSafety.com, Inc. in 2004. See Note 13.

Management Services Provided by Nuvotec
In Vivid’s consolidated statements of income, “Other Operating Expenses” contains amounts that represent allocations of central overhead expenses, including rent, director fees, central office overhead expense accounts, legal and contracts, finance (including accounting and reporting, receivables and collection activities, payables and cash management, budgeting, etc.), executive and administrative expenses that are applied to the Vivid operation. Most of the allocated expenses represent labor related costs, including costs of two Nuvotec executives, applied to the Vivid operation. All identifiable direct costs of administration are booked directly to the Vivid operation. Detailed electronic time sheets are accounted for daily by all personnel, including Nuvotec central administrative personnel with time charged to Vivid tasks. These tasks and costs are analyzed on a recurring basis to adjust the amount of the allocation of central overhead costs to Vivid. The allocation amounts of the above administrative expenses from Nuvotec, Inc. to the Vivid operation are included in “Other Operating Expenses” for the periods listed and are as follows:

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Year Ending September 30, 2005: $160,000
Year Ending September 30, 2004: $170,000

The reduced amount in allocated overhead for the year ending September 30, 2005 is attributable to attenuated Nuvotec overhead resources.

Management services incurred by the Company and rendered by Nuvotec, Inc. include legal, contracts, finance, accounting and executive administration. The management fee established contractually between Vivid and Nuvotec for these services is reviewed at least annually. The method used to determine the amount was based upon the historical documentation of the time (hours) charged for these tasks by Nuvotec administrative personnel times the hourly rate of direct labor costs for those personnel.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. The wholly owned subsidiaries of the Company are Vivid Washington, Inc., and ImageWorks Media Group, Inc.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated utilizing the straight-line method over estimated useful lives of three to ten years. See Note 12.

Provision for Taxes
The current tax provision represents the federal income tax which the Company would have incurred on a separate, stand-alone basis. The Company receives the benefit of losses resulting from the federal income tax returns filed on a consolidated basis by its majority shareholder, Nuvotec, Inc.

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by Statement of Financial Accounting Standard No. 109 to allow recognition of such an asset. See Note 14.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company does not believe that its financial statements will be affected by the adoption of this statement because of its previous adoption of SFAS No. 123.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company has adopted SFAS No. 150, and has recorded certain equity instruments as liabilities. See Note 13.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation. The reclassifications principally consists of reclassification of the fair market value of all outstanding options and warrants as paid-in-capital instead of a separate caption on the balance sheets and statement of stockholders’ equity. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented

Revenue and Cost Recognition
The Company’s revenues are recognized at the time of shipment of products or performance of the contracted services. The Company sells its products and services both directly, using in-house sales employees, and indirectly, using channel sales partners. Channel sales partners are classified as independent resellers, value-added resellers, industry consultants and industry associations. Cost of goods principally consists of labor costs associated with software development and training. See Note 4.

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

None of these U.S.-based contracts is exclusive, or restricts the Company from selling directly or through other channel partners into any markets. The Company does have one contract in place with a European reseller that is country-specific, exclusive, and has a duration of two years.

Expenses paid to resellers are recorded as a reduction of the underlying selling price if the cumulative affirmative impact of indicators of net revenue reporting, as outlined in EITF 99-19, Indicators 15-17 are present in the transaction. The Company does not provide any consideration to end-users other than negotiated price discounts for subscriptions based on the size of the contract. Contract size is defined by the number of employees (seats), number of lessons and length of the contract.

The Company renewed, effective July 1, 2004 for two additional years, a material reseller agreement with Element K of Rochester, New York.

Royalty Expenses
Royalty payments are recorded as an expense of ownership if the training content does not reside with the Company in a licensing fee arrangement between the Company and the owner of the content.

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

Production costs incurred subsequent to the establishment of technological feasibility are capitalized. Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standards No. 86, which consist primarily of labor related costs. As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended via time sheets, and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on a lesson content by lesson content basis. Net realizable value is determined by comparing the unamortized cost of each developed software lesson content and the remaining available market (quantified by dollars) for that content in the industry in which Vivid is selling the content. The unamortized software development cost is then aggregated by lesson content and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required. The amount charged to amortization expense for the year ending September 30, 2005 was $296,551. The amount written down to net realizable value during this period was zero. The amount charged to amortization expense for the year ending September 30, 2004 was $273,935. The amount written down to net realizable value during this period was zero.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

NOTE 3 - SOFTWARE

Software development costs consist of the following at the dates shown:

	September, 30, 2005	September 30, 2004
Software development costs	$3,367,614	$3,101,164
Accumulated amortization	(1,713,309)	(1,416,758)
	$1,654,305	$1,684,406

The Company amortizes its existing software products over a period of five years. For the years ended September 30, 2005 and 2004, $296,551 and $273,935 of amortization expense were recorded, respectively.

NOTE 4 - REVENUE AND COST RECOGNITION

The Company’s sales contracts are primarily on a fixed unit rate basis, with underlying hourly billing rates negotiated with the customer. The contract revenues are earned as hours are expended and reimbursable costs are incurred.

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point and title passes upon shipment. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At September 30, 2005 and September 30, 2004, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.
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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was awarded a three-year contract renewal with a minimum value of $1,622,609 with Fluor Hanford, Inc., a Nuvotec, Inc. shareholder, for the period from October 2005 to September 30, 2008. The Company provides computer-based training monthly for the employees of Fluor Hanford, Inc. and its contractors. The accounts receivable due from Fluor Hanford at September 30, 2005 and September 30, 2004 was $81,272 and $59,035, respectively. Revenue from Fluor Hanford for the years ended September 30, 2005 and 2004 was $782,221 and $652,964, respectively.

At September 30, 2005, the recorded current related party payable consisted of $1,000,000 of borrowing from Nuvotec, Inc.’s line of credit and current amounts due to the former owners of ImageWorks of $75,000 in cash or stock (as described more fully in Note 2). The long-term related party payable consists of borrowing from Nuvotec of $1,364,145 and amounts due to the former owners of ImageWorks of $425,000.

At September 30, 2004, the recorded related party payable consisted of $772,025 of borrowing from the aforementioned line of credit and $51,405 of management fees allocated and expenses paid on behalf of Vivid, by the majority shareholder, Nuvotec, Inc. The long-term related party payable consists of $545,000 due to the former owners of ImageWorks and $303,487 of tax liability due to Nuvotec USA, Inc.

As of September 30, 2005, the Company owed $1,364,145 to its parent, Nuvotec USA, Inc. These advances have been determined to be long-term in nature and Nuvotec has agreed not to demand repayment within the next fiscal year. The companies are negotiating the terms of these borrowings and are expecting to set the relative interest rate at the Federal applicable rate.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

The majority owner of the Company has been providing the Company financial resources which are recorded as an inter-company payable as draws are made. The boards of directors of the Company and the majority owner have approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. On November 16, 2005, inter-company payables in the amount of $375,000 were satisfied by the majority shareholder in exchange for 750,000 shares of Company common stock. The exchange ratio was based on the then current per share trading price for Company common stock of $0.50 per share. On December 8, 2005, inter-company payables in the amount of $719,477 were satisfied by the majority shareholder in exchange for 959,303 shares of Company common stock. The exchange ratio was based on the then current per share trading price for Company common stock of $0.75 per share.

Related party management fees are discussed in Note 2 and related party leasing activities are discussed in Note 9.

NOTE 6 - PROFIT-SHARING AND PENSION PLANS

The Company participates in Nuvotec, Inc.’s profit-sharing plan covering all eligible employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation period. The Company can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. The Company did not make any contributions in 2005 or 2004.

The Company’s 401(k) plan implemented in 1999 covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. The Company makes a contribution equal to one-half of the employee’s contribution up to the maximum of 5%.

Employees’ contributions may not exceed 18% of their compensation for the plan year (maximum reflects money purchase and 401(k) combined). Company contributions for the years ended September 30, 2005 and 2004 amounted to $37,557 and $43,189, respectively.

NOTE 7 - CAPITAL STOCK

The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At September 30, 2005, no preferred stock has been issued by the Company.

On December 23, 2003, the Company’s board of directors increased the maximum number of authorized common stock shares of the Company to 200,000,000 and authorized a forward split of the Company’s common stock, such that the major shareholder, Nuvotec, Inc. had 8,100,000 (restated) shares at September 30, 2003.

During the year ended September 30, 2004 the Company completed a private placement of 1,987,996 common stock shares at $0.25 per share for total proceeds of $496,999 less costs to issue of $74,200. In addition, the Company issued 10,000 shares of common stock for $2,500 as a gift to an employee’s family member. The Company has committed 100,000 shares of common stock with a value of $25,000 for the acquisition of ImageWorks. See Note 13.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

During 2005, 50,000 common shares were issued for the exercise of options previously issued for legal services at a price of $0.10 per share for a total cost of $5,000.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Vivid Learning Systems, Inc. 2003 Stock Option Plan
On November 25, 2003, the Company adopted the Vivid Learning Systems, Inc. 2003 Stock Option Plan (“The Plan”) with an option pool of 2,400,000 common stock shares for the granting of non-qualified stock options and incentive stock options to employees, non-employee directors, and consultants. Each option expires 10 years from the grant date or 30 days after termination of employment with the Company or 12 months after the optionee’s death or disability. The option price, vesting terms, and exercise period are determined by the Company’s board of directors at the date of grant. This plan was approved by the stockholders in January 2004.

During 2004, the Company issued to executives a total of 866,334 common stock options, exercisable at $0.25 per share for four years and vesting at a rate of 25% per year. No expense was recorded at September 30, 2004 because none of the options were vested and the benefit period began October 1, 2004.

During the year ended September 30, 2005, 318,792 options which had been issued in 2004, became vested. Accordingly, the Company recorded this expense at the options' fair value of $25,503.

During the year ended September 30, 2005, additional options totaling 87,500 were issued. Of these options, 21,875 vested and were recorded at their fair value of $3,937. Also during 2005, 50,000 options were exercised and 399,500 options which were originally issued in 2004, expired or were terminated.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4%, volatility is 0.3, and expected life is 3 to 4 years.

The following is a summary of stock option activity:

Equity compensation plans not approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	504,334	$0.25	1,845,666
Total	504,334		1,845,666

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2003	-	$-
Granted	866,334	0.24
Exercised	-	-
Outstanding at September 30, 2004	866,334	$0.24
Options exercisable at September 30, 2004	-	$-
Weighted average fair value of options granted during 2004		0.24

Outstanding at October 1, 2004	866,334	$0.24
Granted	87,500	0.25
Exercised	50,000	0.10
Expired or terminated	(399,500)	0.25
Outstanding at September 30, 2005	504,334	$0.25
Options exercisable at September 30, 2005	138,584	$0.25
Weighted average fair value of options granted during 2005	$0.18
Total compensation costs related to non-vested stock options as of September 30, 2005		$32,138
Weighted average period of nonvested stock options as of September 30, 2005		2.25 years

Common Stock Warrants
Pursuant to the acquisition of ImageWorks, 200,000 warrants to purchase the Company’s common stock were granted in May 2004. The warrants have an exercise price of $3.00 and a term of four years. The following assumptions were made in estimating the fair value: risk-free interest is 4%, volatility is 0.3, and expected life is 4 years. The warrants had no estimated fair market value at issuance.

NOTE 9 - LEASE COMMITMENTS

On December 31, 2002, Vivid’s major shareholder, Nuvotec entered into a lease with the Port of Benton (hereinafter “the Port”), a municipal corporation, for 16,500 square feet of office space and for 23,000 square feet of warehouse space (used by TCC, another Nuvotec subsidiary). The lease runs for three years with an option to extend for five successive terms of three years each.

The rent for the above space is $12,127 per month. In addition, Nuvotec is responsible for payment of 12.84% excise tax and maintenance of the property. Nuvotec currently pays less than the full amount of contracted rent because of a rent abatement program offered by the Community Economic Revitalization Board. Nuvotec paid $194,910 in rent on this lease in 2005 and $115,861 in rent on this lease in 2004, net of the rent abatement.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

The Company rents office space from Nuvotec on a annual basis and is responsible for excise tax and maintenance expenses based upon its share of office space occupancy in relation to the total office space leased by Nuvotec. The Company paid $121,381 and $65,755 for rent, excise tax and maintenance of this property for the years ended September 30, 2005 and 2004, respectively.

The Company leases office space for ImageWorks from the previous owners of ImageWorks at $7,750 per month. The lease expires April 30, 2009. Minimum rental payments over the term of the lease are as follows for the fiscal years ended September 30:

2006	$93,000
2007	$93,000
2008	$93,000
2009	$54,250

NOTE 10 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the year ended September 30, 2005 and 2004, services provided to these contractors aggregated $873,278 and $940,970, representing 24% and 21% of total revenue, respectively. At September 30, 2005 and 2004, amounts due from these contractors are included in accounts receivable in the amounts of $82,058 and $65,009, respectively.

The Company’s concentration risks for customer accounts receivable and revenues greater than 10% of the total account balances for the respective periods are as follows:

	Fiscal Year Ending 9/30/05	Fiscal Year Ending 9/30/04
Revenues—Fluor Hanford	$782,221	$652,964
Revenues—ERG (State of PA)	$30,355	$788,943
Accounts Receivable Fluor Hanford	$82,058	$59,035
Accounts Receivable ERG (State of PA)	$125,000	$316,710

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the years ending September 30, 2005 and 2004, the Company incurred $18,806 and $67,627 in royalty obligations, respectively, which are recorded in marketing expense. At September 30, 2005 and 2004, the Company accrued $11,719 and $11,202, respectively, in royalty obligations which are recorded in other current liabilities on the balance sheet. See Note 13 regarding ImageWorks Media Group, Inc.

NOTE 12 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are three to ten years.

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2005	September 30, 2004

Computers and equipment	$1,103,359	$1,014,542
Furniture and fixtures	120,488	120,488
	1,223,847	1,135,030
Less accumulated depreciation	(892,570)	(764,914)
Property and equipment, net	$331,277	$370,116

Depreciation expense for the years ended September 30, 2005 and 2004 was $127,656 and $81,219, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 13 - ACQUISITIONS

On March 14, 2005, Vivid Learning Systems, Inc. entered into an asset purchase agreement with TrueActive Software, Inc., (“seller”) a Washington corporation. Pursuant to the agreement, the Company purchased from the seller intellectual property with respect to certain software and other assets including seller’s customer database, accounts receivable, inventory and marketing materials. The consideration for the purchase of assets consisted of $120,000 in cash, an interest free $120,000 one year promissory note with principal payments payable monthly beginning May, 2005, four year warrants to purchase 80,000 shares of the Company’s common stock at an exercise price of $1.00 per share vesting over two years, and a two year employment agreement with the president of the seller. The agreement also provided for royalties of 8% of net sales of certain software products purchased and 4% of net sales on derivative software products for a period of three years.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Effective July 1, 2005, Vivid transferred to Nuvotec (its majority shareholder) the TrueActive Software assets it was holding in addition to the attendant liabilities incurred from the original asset acquisition in March 2005. The asset transfer, made at Vivid’s original cost, was part of a corporate restructuring. The balance of the liability transferred to Nuvotec was $70,000.

FoodSafety.com, Inc.
In November 2003, the Company, in conjunction with its majority shareholder, Nuvotec, Inc., acquired the assets of FoodSafety.com, Inc., (hereinafter “FoodSafety”), a Delaware corporation. In connection with this transaction which was not a merger, the Company acquired assets but not a business. Accordingly, FoodSafety, did not become a subsidiary. The assets acquired principally consisted of the URL, intellectual property, exclusive commercialization rights and the commitment by FoodSafety.com, Inc. to deliver a food worker course and a food manager certification course. In exchange for the assets of FoodSafety, the Company paid, on behalf of Nuvotec, a total of $80,000 in cash and was originally obligated to issue $100,000 in stock or options. In 2005, the agreement was modified and the Company agreed to pay a $150,000 note to the owner of FoodSafety.com, Inc. in exchange for the right to the securities. At September 30, 2005, the balance owed on this note is $144,307 and has been recorded as part of the “related party payable” in the long-term liability section on the Company’s balance sheet. The underlying note for this transaction is held by the Company’s parent, Nuvotec, USA, Inc.

In addition to the aforementioned note assumption, the Company agreed to pay the seller stock and/or options and related premiums. This portion of the acquisition was originally recorded as a liability for $225,000. During 2005, the Company negotiated a cash settlement of $150,000 for all contingent stock, options and premiums which resulted in $75,000 gain on the settlement of debt.

The Company also executed a one-year consulting agreement with the owner of FoodSafety for monthly payments in the amount of $8,333 in addition to a royalty fee of 5% on subscription sales based on net revenue. This agreement expired during December 2004.

ImageWorks Media Group, Inc.
Effective May 1, 2004, the Company purchased ImageWorks Media Group, Inc., (hereinafter, “ImageWorks”), a privately held Washington company. In consideration for all of the common stock of ImageWorks, the Company paid $300,000 in cash, issued a note for $350,000 payable in 14 monthly installments, agreed to issue 100,000 shares of common stock with a fair market value of $25,000, and agreed to issue 200,000 common stock warrants. The warrants have an exercise price of $3.00, a term of four years, and are more fully described in Note 8. The value of the stock was determined by the last cash sale before the transaction of Vivid’s common stock, which was $0.25 per share. At September 30, 2004, the unissued common stock ($25,000) has been recorded as equity on the Company’s balance sheet. The 100,000 shares of common stock are subject to a buyback. If the Vivid common stock received in this transaction does not have a public market value of $3 per common share by May 24, 2008, then the former shareholders of ImageWorks have the option to require the Company to buy back the common stock at $3 per share. The net contingency of $275,000 has been included in “other long-term liabilities”. In accordance with SFAS No. 141, the buyback contingencies increased the transaction cost and the additional value associated with the buyback contingencies of $375,000 has been recorded as goodwill.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

The warrants issued in connection with this transaction are to be converted at the rate of 50,000 shares per year beginning December 31, 2004. If the warrant holders choose not to exercise the warrants in any given year, Vivid is obligated to cancel that year’s installment and provide a cash payment to the holders of $75,000. During the year ended September 30, 2005, the Company paid the founders $75,000 in cash in accordance with their election. The total minimum guaranty to the holders is $300,000 in cash if the related warrants are not exercised. This guaranty has been recorded on the balance sheet as “other long-term liabilities”.

Also, as part of the share exchange agreement with ImageWorks Media Group, Inc., the ImageWorks founders also received 200,000 Vivid common stock warrants with a strike price of $3.00, exercisable over four years, 50,000 warrants exercisable per year beginning in December 31, 2004. If the founders do not exercise their warrants that come due each December 31, then Vivid will cancel that year's warrants installment and instead pay $75,000 to the founders for that year’s installment. During the year ended September 30, 2005, the Company paid the founders $75,000 in cash in accordance with their election.

The acquisition of ImageWorks was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired on the basis of management’s evaluation of their respective fair values on the acquisition date as follows:

The net purchase price of ImageWorks was $1,250,000. There were no liabilities assumed.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

The purchase price was allocated as follows:

Net property, plant and equipment based upon replacement value	$238,057

Non-compete agreements with prior owners of ImageWorks based on salary	300,000

Existing customer list based on sales from January 2004 through April 2004	200,000

Existing contract in place based on dollar value	75,000
Goodwill	375,000

Software and technology	61,943
$1,250,000

Upon acquisition, ImageWorks became a wholly owned subsidiary of Vivid Delaware. The results of ImageWorks operations, commencing with the date of its acquisition, are included in the accompanying September 30, 2005 and 2004 financial statements.

NOTE 14 - INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:

	September 30, 2005		September 30, 2004
	Amount	Percent	Amount	Percent
Recorded tax provision	$(498,066)	34	$154,322	34
Amortization book to tax difference	(2,173)	nil	(755)	nil
Stock options effect other	10,010	nil	-	-
Other permanent adjustments	2,089	nil	-	-
Total current tax expense (benefit)	$(488,140)	34	$153,567	34

The current tax expense, computed at the federal statutory rate of 34%, is allocated to the majority shareholder, Nuvotec, Inc. and is reported for tax filing purposes as part of the consolidated group. The tax benefit of Nuvotec’s net operating losses is passed on to Vivid using a prorating method based on benefits received within the group.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at September 30, 2005 and 2004 are as follows:

	September 30, 2005	September 30, 2004
Deferred tax asset:
Net operating loss carryforwards	$488,140	$-
Temporary difference in depreciation methods	(38,069)	3,853
Stock options	10,010	-
Total deferred tax asset	$460,081	$3,853

The Company’s income tax reporting was included with that of the consolidated Nuvotec, Inc. group, which has federal net operating loss carryforwards of approximately $2,200,000 which expire in the years 2020 through 2024. The decrease in the net operating loss carryforward from September 30, 2003 to 2004 was approximately $800,000 and from September 30, 2004 to 2005 net operating losses increased by approximately $1,400,000 principally due to the Company realizing losses from operations.

In connection with Vivid’s income being reported as part of a consolidated tax return, $488,140 of federal income tax benefit for net operating losses is provided by the Company to Nuvotec at September 30, 2005 and $303,487 of federal income tax benefit is provided by Nuvotec at September 30, 2004 against Vivid’s income of that year and the prior year.

NOTE 15 - SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the year ended September 30, 2002. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company has three operating segments at September 30, 2005: training subscriptions; custom products and services; ImageWorks-related revenues.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Segment information (after intercompany eliminations) for the years ended September 30, 2005 and 2004 is as follows:

	September 30,	September 30,
	2005	2004
Revenues:
Training subscriptions	$2,023,889	$3,137,990
Custom products and services	589,150	1,032,638
ImageWorks	973,120	417,556

Total Revenues	$3,586,159	$4,588,184

Income (loss) before income taxes:
Training subscriptions	1,685,034	2,803,275
Custom products and services	(222,727)	486,045
ImageWorks	565,156	28,555
Corporate	(3,492,363)	(2,878,911)

Income (loss) before income taxes	$1,464,900)	$438,964

	September 30,	September 30,
	2005	2004
Identifiable assets:
Training subscriptions	-	-
Custom products and services	-	-
ImageWorks	226,661	277,905
Corporate	$5,106,504	$5,127,797
Total Identifiable Assets	$5,333,165	$5,405,702

Depreciation and amortization:
Training subscriptions	-	-
Custom products and services	-	-
ImageWorks	115,979	21,798
Corporate	$157,201	$62,976

Total Depreciation and Amortization	$273,180	$84,774

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In 2004, the Company became aware that one of its employees was complicit in course completion reporting irregularities with an employee of a Vivid customer to the customer’s detriment. Subsequent to this incident, the Company terminated its aforementioned employee and determined that there was no overstatement of Vivid’s reported revenues.

As a result of the Vivid employee’s actions, the Company’s customer refused to pay the full amount of its outstanding receivable. After negotiating with Vivid a settlement in December 2005, the customer agreed to pay Vivid $125,000 as full payment of the receivable and to cease any related litigation. In connection with the settlement, Vivid recorded a bad debt expense of $171,230.

See Note 13 - Acquisitions.

NOTE 17 - SUBSEQUENT EVENTS

Effective October 1, 2005, the assets of Protrain, a division of the Company, including computers, equipment and a customer list were sold to a former employee for a $45,000 note payable to the Company over three years commencing January 1, 2006 with payments of $1,349 monthly including interest at 5% per annum.

During November and December 2005, the Company converted $1,094,477 in related party long-term debt due to Nuvotec, USA, Inc., into 1,709,303 shares of common stock. (See Note 5).