Form 10QSB
period 2005-12-31
Vivid Learning Systems, Inc.
filed 2006-02-15
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock issued and outstanding at December 31, 2005, was 11,997,299.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

VIVID LEARNING SYSTEMS, INC.
DECEMBER 31, 2005 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

PAGE

Special Note Regarding Forward Looking Statements	3

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	19
Item 3.	Controls and Procedures	22

PART II
OTHER INFORMATION

Item 6.	Exhibits	23

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$106,003	$16,622
Accounts and contracts receivable	1,019,769	1,028,197
Accounts and contracts receivable, Fluor Hanford	40,156	81,272
Prepaid expenses	118,798	105,867
Other current assets	192,189	374,059
TOTAL CURRENT ASSETS	1,476,915	1,606,017

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,150,304	1,223,847
Less: Accumulated depreciation	(833,015)	(892,570)
TOTAL PROPERTY, PLANT AND EQUIPMENT	317,289	331,277

OTHER ASSETS
Software, net of amortization	1,606,169	1,654,305
Intangibles, net of amortization	536,943	537,943
Goodwill	375,000	375,000
Long-term contracts receivable	364,249	368,542
Deferred tax asset	437,220	460,081
TOTAL OTHER ASSETS	3,319,581	3,395,871

TOTAL ASSETS	$5,113,785	$5,333,165

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$151,336	$129,539
Payable to related party	983,123	1,000,000
Accrued contract labor	171,917	243,879
Other current liabilities	141,095	183,035
Unearned revenue	26,036	44,376
Notes payable, related parties	75,000	75,000
Current portion of long-term liabilities	36,000	36,000
TOTAL CURRENT LIABILITIES	1,584,507	1,711,829

LONG-TERM LIABILITIES
Related party notes payable	524,682	1,753,145
TOTAL LONG-TERM LIABILITIES	524,682	1,753,145

TOTAL LIABILITIES	2,109,189	3,464,974

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value;
200,000,000 shares authorized, 11,997,299 and 10,197,996
shares issued and outstanding, respectively	1,200	1,025
Additional paid-in capital	3,604,334	2,512,061
Accumulated deficit	(600,938)	(644,895)
TOTAL STOCKHOLDERS' EQUITY	3,004,596	1,868,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,113,785	$5,333,165

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	December 31, 2005	December 31, 2004
	(unaudited)	(unaudited)
REVENUES
Training subscriptions	$610,607	$631,812
Training subscriptions, Fluor Hanford	143,489	147,338
Custom products and services	256,223	339,674
Custom products and services, Fluor Hanford	41,499	8,864
	1,051,818	1,127,688

COST OF REVENUES
Training subscriptions	79,116	82,472
Custom products and services	229,646	316,716
	308,762	399,188

GROSS PROFIT	743,056	728,500

EXPENSES
Marketing and related labor expenses	250,409	237,244
Bad debt expense	563	—
Reseller commissions	36,509	109,182
Depreciation and amortization	14,300	19,338
Wages and contract labor	149,560	212,667
Other operating expenses	237,778	280,390
TOTAL OPERATING EXPENSES	689,119	858,821

INCOME (LOSS) FROM OPERATIONS	53,937	(130,321)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	30,276	—
Interest income	—	270
Interest expense	(17,611)	(11,597)
TOTAL OTHER INCOME (EXPENSE)	12,665	(11,327)

INCOME (LOSS) BEFORE INCOME TAXES	66,602	(141,648)

INCOME TAX BENEFIT (EXPENSE)	(22,645)	48,160

NET INCOME (LOSS)	$43,957	$(93,488)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$ nil	$(0.01)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$ nil	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	10,816,213	10,197,996
DILUTED	10,868,182	10,197,996

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	December 31, 2005	December 31, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,957	$(93,488)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	14,300	19,338
Amortization of capitalized software	70,382	72,805
Bad debt expense	563	—
Stock and options issued for services	—	20,910
Gain on sale of equipment and intangible assets	(30,276)	—
Changes in assets and liabilities:
Accounts and contracts receivable	49,544	586,634
Prepaid expenses	(22,931)	(28,145)
Other current assets	181,870	(48,820)
Deferred tax asset	22,861	—
Accounts payable	21,797	62,851
Accrued payroll and related expenses	(71,962)	(13,647)
Related party payables, net	—	(61,547)
Long-term receivable contracts	49,293	(477,291)
Other current liabilities	(41,940)	21,478
Unearned revenue	(18,340)	—
Net cash provided by operating activities	269,118	61,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(4,037)	(18,727)
Acquisition of software	(22,246)	(70,373)
Net cash used by investing activities	(26,283)	(89,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, related party	(153,454)	—
Proceeds from related party financing transactions including line of credit	—	65,071
Net cash provided (used) by financing activities	(153,454)	65,071

Net increase (decrease) in cash	89,381	37,049

Cash at beginning of period	16,622	49,451

Cash at end of period	$106,003	$86,500

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$17,611	$11,597
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Stock and options issued for services	$—	$20,910
Common stock issued for related party debt	$1,092,448	$—
Note receivable for sale of equipment and intangible assets	$45,000	$—

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2005

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations
Vivid Learning Systems, Inc. (hereinafter “Vivid Washington”) was incorporated in 1995 in the State of Washington under the name of Applied TecKnowledgey, and was shortly thereafter renamed Vivid Concepts, Inc. Prior to December 23, 2003, Vivid Washington was a wholly owned subsidiary of Nuvotec, Inc., a technology commercialization corporation based in Washington State. On December 23, 2003, Nuvotec, Inc., exchanged all of its 7,000,000 common stock shares in Vivid Washington for 8,100,000 shares of common stock with a par value of $0.0001 in a newly formed Delaware corporation also named Vivid Learning Systems, Inc. The Delaware company (“Company” or “Vivid Delaware”) serves as the holding company and parent and sole shareholder of the operating entity (“Vivid Washington”). The common stock of the Delaware company was held 100% by Nuvotec, Inc., until an additional 1,987,996 of the Company’s common stock was issued in a private placement to approximately seventy individual shareholders at September 30, 2004. The stock held by Nuvotec, Inc. has since been transferred to the parent company Nuvotec USA, Inc., a Washington corporation. An additional 140,000 shares of Company common stock was issued related to personnel matters. Also, 1,749,303 shares of Company common stock was issued to Nuvotec USA as a result of a conversion of debt. Vivid Washington develops and provides computer-based training products and services, which are marketed nationally. The reorganization caused no change in the accounting in the financial statements of Vivid Washington as Vivid Washington continues to be the operating company and the financial information provided is the historical financial information of Vivid Washington. Vivid Delaware and its subsidiaries have a year end of September 30.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the Company’s consolidated audited financial statements and footnotes thereto.

Certain prior year amounts may have been reclassified to conform to the current period’s presentation.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2005

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

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There are 138,584 common stock equivalents outstanding at December 31, 2005. The Company uses the treasury method of calculating diluted earnings per share. Under this method, there are 51,969 dilutive shares outstanding. See Note 5.

Management Services Provided by Nuvotec
In Vivid’s consolidated statements of income, “other operating expenses” contains amounts that represent allocations from Nuvotec of legal and contracts, finance (including accounting and reporting, receivables and collection activities, payables and cash management, budgeting, etc.), executive and administrative expenses that are applied to the Vivid operation. Most of the allocated expenses represent labor related costs.

Provision for Taxes
The current tax provision represents the federal income tax which the Company would have incurred on a separate, stand-alone basis. The Company receives the benefit of losses resulting from the federal income tax returns filed on a consolidated basis by its majority shareholder, Nuvotec USA, Inc. The consolidated tax returns are filed on a calendar year basis.

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
December 31, 2005

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

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2005

The Company renewed effective July 1, 2004 for two additional years, a material reseller agreement with Element K of Rochester, New York.

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

Production costs incurred subsequent to the establishment of technological feasibility are capitalized. Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standards No. 86, which consist primarily of labor related costs. As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended via time sheets, and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on a lesson content by lesson content basis. Net realizable value is determined by comparing the unamortized cost of each developed software lesson content and the remaining available market (quantified by dollars) for that content in the industry in which Vivid is selling the content. The unamortized software development cost is then aggregated by lesson content and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required. The Company’s amortization method assumes that sales of the Company’s existing software products will continue for at least the ensuing five years. For the three months ended December 31, 2005 and 2004, $70,382 and $72,805 of amortization expense were recorded, respectively.

Software development costs consist of the following at the dates shown:

	December 31 2005,	September 30, 2005
Software development costs	$3,389,860	$$3,367,614
Accumulated amortization	(1,783,691)	(1,713,309)
	$1,606,169	$$1,654,305

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2005

In November 2003, the Company purchased software and related materials from FoodSafety.com, Inc. for $230,000, which is included in software on the balance sheet.

The amount of software costs written down to net realizable value was zero during the three months ended December 31, 2005 and 2004, respectively.

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

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point and title passes upon shipment. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At December 31, 2005 and September 30, 2005, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

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
December 31, 2005

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was awarded a three-year contract renewal with a minimum value of $1,622,609 with Fluor Hanford, Inc., a Nuvotec, Inc. shareholder, for the period from October 1, 2005 to September 30, 2008. The Company provides computer-based training monthly for the employees of Fluor Hanford, Inc. and its contractors. The accounts receivable due from Fluor Hanford at December 31, 2005 and September 30, 2005, was $40,156 and $81,272 respectively. Revenue from Fluor Hanford for the three months ended December 31, 2005 and 2004 was $184,988 and $156,202, respectively.

At December 31, 2005 and September 30, 2005 the recorded current related party payable consisted of $983,123 and $1,000,000, respectively, of borrowing from Nuvotec USA, Inc.’s line of credit and current amounts due to the former owners of ImageWorks of $75,000 in cash or stock. The long-term related party payable at December 31, 2005 and September 30, 2005, consists of borrowing from Nuvotec of $99,682 and $1,364,145, respectively, and amounts due to the former owners of ImageWorks of $425,000 and $389,000 respectively.

The total amount payable by Vivid on Nuvotec’s line of credit at December 31, 2005 and September 30, 2005 was $983,123 and $1,000,000, respectively. The portion of drawing on the line of credit attributed to Nuvotec as of December 31, 2005 and September 30, 2005 was $16,877 and $0, respectively, leaving $0 available for use by either company at December 31, 2005.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock
During the three months ended December 31, 2005, the Company converted $1,092,448 in related party long-term debt due to Nuvotec, USA, Inc., into 1,749,303 shares of common stock.

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At December 31, 2005 and September 30, 2005, no preferred stock has been issued by the Company.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2005

NOTE 5 - STOCK-BASED COMPENSATION

During 2004, the Company issued to executives a total of 866,334 common stock options, exercisable at $0.25 per share for four years and vesting at a rate of 25% per year. No expense was recorded at September 30, 2004 because none of the options were vested and the benefit period began October 1, 2004.

During the year ended September 30, 2005, 318,792 options vested which had been issued in 2004, and have a fair value of $25,503.

During the year ended September 30, 2005, additional options totaling 87,500 were issued of which 21,875 have vested and have a fair value of $3,937. Also during the year ended September 30, 2005, 50,000 options were exercised and 399,500 options originally issued in 2004 expired or were terminated.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4%, volatility is 0.3, and expected life is 3 to 4 years.

The following is a summary of stock option activity:

Equity compensation plans not approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	527,584	$ 0.27	1,822,416
Total	527,584		1,822,416

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at October 1, 2004	866,334	$0.24
Granted	87,500	0.25
Exercised	(50,000)	0.10
Expired or terminated	(399,500)	0.25
Outstanding at September 30, 2005	504,334	$0.25
Options exercisable at September 30, 2005	138,584	$0.25

Outstanding at October 1, 2005	504,334	$0.25
Granted	45,000	0.50
Exercised	—
Expired or terminated	(21,750)	0.25
Outstanding at December 31, 2005	527,584	$0.27
Options exercisable at December 31, 2005	138,584	$0.25

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2005

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the three months ended December 31, 2005 and 2004, services provided to these contractors aggregated $268,890 and $157,517, representing 26% and 14% of total revenue, respectively. At December 31, 2005 and 2004, amounts due from these contractors are included in accounts receivable in the amounts of $123,556 and $11,680, respectively.

The Company’s concentration risks for customer accounts receivable and revenues greater than 10% of the total account balances for the respective periods are as follows:

	Three Months Ending December 31, 2005	Three Months Ending December 31, 2004
Revenues—Fluor Hanford	$184,988	$156,202
Revenues—1st Energy Redding, PA	$108,900	$108,900
Revenues—Element K Rochester, NY	$57,116	$116,245
Accounts Receivable Fluor Hanford	$40,156	$1,051
Accounts Receivable 1st Energy	$108,900	$108,900
Accounts Receivable Element K	$39,901	$15,620

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the three months ending December 31, 2005 and 2004, the Company incurred $8,050 and $8,315 in royalty obligations, respectively, which are recorded in marketing expense. At December 31, 2005 and September 30, 2005, the Company accrued $11,720 and $11,720, respectively, in royalty obligations which are recorded in other current liabilities on the balance sheet.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2005

NOTE 8 - SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the year ended September 30, 2002. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company has three operating segments at December 31, 2005 and 2004: corporate training subscriptions; custom products and services; ImageWorks-related revenues.

Segment information (after inter-company eliminations) for the three months ended December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004
Revenues:
Training subscriptions	$754,096	$779,150
Custom products and services	119,841	68,291
ImageWorks	177,881	280,247
Total revenues	$1,051,818	$1,127,688

Income (loss) before taxes:
Training subscriptions	$674,980	$581,742
Custom products and services	(19,400)	(152,396)
ImageWorks	87,484	184,218
Corporate	(706,738)	(755,212)
Total income (loss) before taxes	$36,326	$(141,648)

Identifiable assets:
Training subscriptions	$—	$—
Custom products and services	—	—
ImageWorks	180,532	205,932
Corporate	4,955,898	5,214,785
Total identifiable assets	$5,136,430	$5,420,717

Depreciation and amortization:
Training subscriptions	$70,382	$72,805
Custom products and services	—	—
ImageWorks	3,002	6,249
Corporate	11,298	13,089
Total depreciation and amortization	$84,682	$92,143

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2005

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Training subscriptions, the first reportable segment, derives revenues from the sale of computer-based safety training products and services throughout the United States. Custom products and services which is the second reportable segment, derives its revenue from custom products and services designed specifically for the end user. ImageWorks, the third segment, derives its revenues from custom media products and services.

NOTE 9 - SALE OF PROTRAIN ASSETS

Effective October 1, 2005, the assets of Protrain, a division of the Company, including computers, equipment and a customer list were sold to a former employee for a $45,000 note payable to the Company over three years commencing January 1, 2006 with payments of $1,349 monthly including interest at 5% per annum. The Company recognized a gain on this transaction of $30,276.

NOTE 10 - CONVERSION OF RELATED PARTY DEBT

During the three months ended December 31, 2005, the Company converted $1,092,448 in related party long-term debt due to Nuvotec, USA, Inc., into 1,749,303 shares of common stock.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2005

NOTE 11 - INCOME TAXES

During the three months ended December 31, 2005, the Company generated $66,602 of income before income taxes. As a result, the Company has recognized $22,645 of federal income tax expense, calculated at a rate of approximately 34%, and a reduction in its deferred tax asset for this same amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2004

Revenues:

Overall revenues decreased 7% to $1,051,818 in the first quarter of fiscal year 2006 from $1,127,688 in the first quarter of fiscal year 2005. The decrease was mainly due to the reduction in revenues attributable to subsidiary, ImageWorks Media Group, Inc. (“ImageWorks”) of $102,366 during the first quarter of fiscal 2006.

Training subscription revenues decreased by 3% to $754,096 in the first quarter of fiscal year 2006 from $779,150 in the first quarter of fiscal year 2005 because of a slight decrease in subscription based customer renewals in the comparison of the two quarters.

Custom products and services revenues decreased overall by 15% to $297,722 in the first quarter of fiscal year 2006 from $348,538 in the first quarter of fiscal year 2005. The decrease is mainly attributable to a reduction of subsidiary ImageWorks revenues. However, custom products and services revenues increased during the first quarter of fiscal year 2006 if the revenues from ImageWorks are excluded, because of an increase in custom revenue earned from contracted federal custom work on the Hanford Site in Richland, WA from the Department of Energy and their subcontractors.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues decreased by 23% to $308,762 in the first quarter of fiscal year 2006 from $399,188 in the first quarter of fiscal year 2005. The decrease is due to a lower proportionate share of lower margin custom products and services revenues as compared to training subscription revenues in comparing the first quarter of fiscal 2006 to the first quarter of fiscal year 2005. Much of the proportionate decrease in custom products and services revenue in the first quarter of fiscal year 2006 is attributable to the subsidiary, ImageWorks.

Training subscription cost of revenues decreased by 4% to $79,116 in the first quarter of fiscal year 2006 from $82,472 in the first quarter of fiscal year 2005. This slight decrease is due to decreased training subscription revenues in comparing the two quarters. The decreased expenses associated with cost of training subscription revenues translated into an increase in the gross profit margin to 90% of training subscription revenues from 89% in comparing the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005.

Custom products and services cost of revenues decreased by 27% to $229,646 in the first quarter of fiscal year 2006 from $316,716 in the first quarter of fiscal year 2005. The decrease is mainly due to the reduction in costs of revenue attributable to lower revenues generated by the ImageWorks operation during the first quarter of fiscal year 2006. Also, expense reductions were realized due to staff reductions made in production personnel and technical assistance support for custom projects in the first quarter of fiscal year 2006.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses decreased by 17% to $286,918 in the first quarter of fiscal year 2006 from $346,426 in the first quarter of fiscal year 2005. The decrease is mainly attributable to a 67% reduction in commissions paid to resellers to $36,509 in the first quarter of fiscal year 2006 from $109,182 in the first quarter of fiscal year 2005. The reduction in commissions paid to resellers is the result of an increase in the proportion of direct sales to total sales in the first quarter of fiscal year 2006.

Depreciation and Amortization:

Depreciation and amortization decreased by 26% to $14,300 in the first quarter of fiscal year 2006 from $19,338 in the first quarter of fiscal year 2005 due to an increase in fully depreciated assets in comparing the two quarters.

General and Administrative Expenses:

General and Administrative expenses decreased by 21% to $387,338 in the first quarter of fiscal year 2006 from $493,057 in the first quarter of fiscal year 2005. The significant expense categories of decrease in comparing the first quarters of fiscal year 2006 to 2005 are labor and allocation of central overhead expenses. The labor decrease ($149,560 in the first quarter of fiscal year 2006 compared to $212,667 in the first quarter of fiscal year 2005) is due to management and staff reductions that were effective October 1, 2005 to downsize the infrastructure of the Company to be aligned with revenues. The decrease in central overhead allocation of expenses ($21,000 in the first quarter of fiscal year 2006 compared to $62,000 in the first quarter of fiscal year 2005) is related to a decrease in the requirement for external executive management oversight.

Income from Operations

Income from Operations increased by $184,158 to $53,937 in the first quarter of fiscal year 2006 from ($130,321) in the first quarter of fiscal year 2005. Principally, the increase is due to decreases in cost of revenues, reseller commissions and administrative expenses in the comparison of the two quarters.

Other Income (Expense)

The main increase in other income is attributable to the gain of $30,276 realized in the sale of Protrain assets, partially offset by an increase attributable to interest expense on debt in the first quarter of fiscal year 2006 compared to 2005. Interest expense on debt was $17,611 in the quarter ended December 31, 2005 compared to $11,597 in the quarter ended December 31, 2004.

Net Income (Loss)

The operation generated net income of $43,957, or 4% of revenues, in the first quarter of fiscal year 2006 compared to a loss of ($93,488) in the first quarter of fiscal year 2005. The increase in net income of $137,445 is due mainly to reductions in infrastructure expenses to align more directly with revenues.

Seasonality and Other Factors Affecting Quarterly Results

The revenues of the Company may fluctuate during the holiday season of the year. Training subscription revenues are typically higher in December because many subscription renewals occur at the end of each calendar year. We expect quarterly fluctuations in operating results as a result of many factors including acquisitions and roll-out of new product offerings. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

Historically, the Company has financed its cash flow requirements through the management of its line of credit and cash generated from operations. As of December 31, 2005, the Company had cash and cash equivalents of $106,003 as compared to $16,622 as of September 30, 2005.

Cash flows provided by operating activities amounted to $269,118 in the first three months of fiscal year 2006 compared to $61,078 in the same period of fiscal year 2005. The main reason for the increase is attributable to the net income during the three month period of $43,957, and a reduction in other current assets pertaining to the realization of related party receivables of $181,870 as part of the net conversion of related party transactions into additional paid in capital in the first quarter of fiscal year 2006.

Cash flows used in investing activities decreased by $62,817 to $26,283 in the first quarter of fiscal year 2006 from $89,100 in the first quarter of fiscal year 2005. The decrease is attributable to lower expenditures related to the acquisition of software and internally developed software.

Cash flows and non-cash transactions provided by financing activities increased by $873,923 to $938,994 in the first quarter of fiscal year 2006 compared to $65,071 in the first quarter of fiscal year 2005. The increase is attributable to the conversion of related party transactions into additional paid in capital partially offset by payments on notes payable, related parties.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Dated: February 14, 2006	Vivid Learning Systems, Inc.

By: /s/ Christopher L. Britton
Christopher L. Britton
Chief Executive Officer