Form 10QSB
period 2006-03-31
Vivid Learning Systems, Inc.
filed 2006-05-12
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant's common stock issued and outstanding at March 31, 2006, was 11,999,424.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

VIVID LEARNING SYSTEMS, INC.
MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Statements	3

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	18
Item 3	Controls and Procedures	24

PART II OTHER INFORMATION

Item 6.	Exhibits	25

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

PAGE
ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Income	6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8-17

INSERT BALANCE SHEET

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	31-Mar-06 (Unaudited)	30-Sep-05
ASSETS

CURRENT ASSETS
Cash	$54,276	$16,622
Accounts and contracts receivable	670,125	1,028,197
Accounts and contracts receivable, Fluor Hanford	29,192	81,272
Prepaid expenses	131,102	105,867
Other current assets	128,807	374,059
TOTAL CURRENT ASSETS	1,013,502	1,606,017

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,288,779	1,223,847
Less: Accumulated depreciation and amortization	(847,781)	(892,570)
TOTAL PROPERTY, PLANT AND EQUIPMENT	440,998	331,277

OTHER ASSETS
Software, net of amortization	1,554,003	1,654,305
Intangibles, net of amortization	536,943	537,943
Goodwill	375,000	375,000
Long-term contracts receivable	323,162	368,542
Deferred tax asset	519,494	460,081
TOTAL OTHER ASSETS	3,308,602	3,395,871

TOTAL ASSETS	$4,763,102	$5,333,165

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$133,281	$129,539
Payable to related party	916,079	1,000,000
Accrued contract labor	117,030	243,879
Other current liabilities	54,308	183,035
Unearned revenue	19,436	44,376
Notes payable, related parties	75,000	75,000
Current portion of long-term liabilities	36,000	36,000
TOTAL CURRENT LIABILITIES	1,351,134	1,711,829

LONG-TERM LIABILITIES
Related party payable	440,952	1,753,145
Other long-term liabilities	145,098	-
TOTAL LONG-TERM LIABILITIES	586,050	1,753,145

TOTAL LIABILITIES	1,937,184	3,464,974

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value;
200,000,000 shares authorized, 11,999,424 and 10,247,996
shares issued and outstanding, respectively	1,200	1,025
Additional paid-in capital	3,585,362	2,512,061
Accumulated deficit	(760,644)	(644,895)
TOTAL STOCKHOLDERS' EQUITY	2,825,918	1,868,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,763,102	$5,333,165

	–	–

The accompanying condensed notes are an integral part of these interim financial statements.

INSERT INCOME STATEMENT
VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2006 (Unaudited)	March 31, 2005 (Unaudited)	March 31, 2006 (Unaudited)	March 31, 2005 (Unaudited)

REVENUES
Training subscriptions	$428,298	$517,523	$1,038,905	$1,149,335
Training subscriptions, Fluor Hanford	140,504	147,337	283,993	294,675
Custom products and services	249,066	300,730	505,289	640,404
Custom products and services, Fluor Hanford	69,049	44,958	110,548	53,822
	886,917	1,010,548	1,938,735	2,138,236

COST OF REVENUES
Training subscriptions	77,828	89,133	156,944	171,605
Custom products and services	247,988	286,051	477,634	602,767
	325,816	375,184	634,578	774,372

GROSS PROFIT	561,101	635,364	1,304,157	1,363,864

EXPENSES
Marketing and related labor expenses	282,193	253,264	532,602	490,508
Bad debt expense	3,715	1,702	4,278	6,066
Reseller commissions	118,428	63,750	154,937	172,932
Depreciation and amortization	14,766	17,773	29,066	37,111
Wages and contract labor	180,970	227,880	330,530	440,547
Other operating expenses	183,536	278,358	421,314	554,384
TOTAL OPERATING EXPENSES	783,608	842,727	1,472,727	1,701,548

LOSS FROM OPERATIONS	(222,507)	(207,363)	(168,570)	(337,684)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	–	–	30,276	–
Interest income	1,171	161	1,171	431
Interest expense	(20,643)	(12,518)	(38,254)	(24,115)
TOTAL OTHER INCOME (EXPENSE)	(19,472)	(12,357)	(6,807)	(23,684)

LOSS BEFORE INCOME TAXES	(241,979)	(219,720)	(175,377)	(361,368)

INCOME TAX BENEFIT	82,273	74,705	59,628	122,865

NET INCOME (LOSS)	$(159,706)	$(145,015)	$(115,749)	$(238,503)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	11,997,299	10,197,996	11,280,521	10,197,996

The accompanying condensed notes are an integral part of these interim financial statements.

INSERT CASH FLOW
VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31, 2006 (Unaudited)	March 31, 2005 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,749)	$(238,503)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	29,066	37,111
Amortization of capitalized software	138,631	147,289
Bad debt expenses	4,278	6,066
Gain on sale of assets	(30,276)
Changes in deferred tax assets and liabilities	(59,413)	–
Common stock and options issued for services	–	20,910
Changes in assets and liabilities:
Accounts and contracts receivable	410,152	864,851
Prepaid expenses	(13,746)	(12,451)
Other current assets	245,252	(222,547)
Accounts payable	3,742	(15,253)
Accrued payroll and related expenses	(126,849)	37,001
Related party payables, net of line of credit	–	117,238
Long-term receivable contracts	58,586	(441,042)
Other current liabilities	(153,667)	(107,363)
Net cash provided by operating activities	390,007	193,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(10,890)	(147,940)
Acquisition of software	(38,328)	(197,450)
Net cash used by investing activities	(49,218)	(345,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	531	–
Payments on notes payable, related party	(219,745)	(125,000)
Payments on line of credit	(83,921)
Proceeds from related party line of credit	–	227,975
Net cash provided (used) by financing activities	(303,135)	102,975

Net increase (decrease) in cash	37,654	(49,108)

Cash at beginning of period	16,622	49,451

Cash at end of period	$54,276	$343

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$38,254	$24,115
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Common stock and options issued for services	$–	$20,910
Common stock issued for related party debt	$1,092,448	$–
Note receivable for sale of equipment and intangible assets	$45,000	$–
Capital lease for equipment	$46,483
Leasehold improvements financed	$100,000

The accompanying condensed notes are an integral part of these interim financial statements.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2006

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the Company’s consolidated audited financial statements and footnotes thereto.

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
March 31, 2006

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

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There are 615,400 common stock equivalents outstanding at March 31, 2006.

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
March 31, 2006

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
March 31, 2006

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

Production costs incurred subsequent to the establishment of technological feasibility are capitalized. Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standards No. 86, which consist primarily of labor related costs. As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended via time sheets, and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on a lesson content by lesson content basis. Net realizable value is determined by comparing the unamortized cost of each developed software lesson content and the remaining available market (quantified by dollars) for that content in the industry in which Vivid is selling the content. The unamortized software development cost is then aggregated by lesson content and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required. The Company’s amortization method assumes that sales of the Company’s existing software products will continue for at least the ensuing five years. For the three months ended March 31, 2006 and 2005, $68,249 and $74,484 of amortization expense were recorded, respectively.

Software development costs consist of the following at the dates shown:

	March 31 2006,	September 30, 2005
Software development costs	$3,412,013	$$3,367,614
Accumulated amortization	(1,858,010)	(1,713,309)
	$1,554,003	$$1,654,305

In November 2003, the Company purchased software and related materials from FoodSafety.com, Inc. for $230,000, which is included in software on the balance sheet.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2006

The amount charged to amortization expense for the six months ending March 31, 2006 was $138,631. The amount charged to amortization expense for the six months ending March 31, 2005 was $147,289. The amount of software costs written down to net realizable value was zero during the six months ended March 31, 2006 and 2005, respectively.

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

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point and title passes upon shipment. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At March 31, 2006 and September 30, 2005, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

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
March 31, 2006

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was awarded a three-year contract renewal with a minimum value of $1,622,609 with Fluor Hanford, Inc., a Nuvotec, Inc. shareholder, for the period from October 2005 to September 30, 2008. The Company provides computer-based training monthly for the employees of Fluor Hanford, Inc. and its contractors. The accounts receivable due from Fluor Hanford at March 31, 2006 and September 30, 2005, was $29,192 and $81,272 respectively. Revenue from Fluor Hanford for the six months ended March 31, 2006 and 2005 was $394,541 and $348,497, respectively.

At March 31, 2006 and September 30, 2005 the recorded current related party payable consisted of $916,079 and $1,000,000, respectively, of borrowing from Nuvotec, Inc.’s line of credit and current amounts due to the former owners of ImageWorks of $75,000 in cash or stock. The long-term related party payable at March 31, 2006 and September 30, 2005, consists of borrowing from Nuvotec of $90,952 and $1,364,145, respectively, and amounts due to the former owners of ImageWorks of $350,000 and $389,000 respectively.

The total amount payable by Vivid on Nuvotec’s line of credit at March 31, 2006 and September 30, 2005 was $916,079 and $1,000,000, respectively. The portion of drawing on the line of credit attributed to Nuvotec as of March 31, 2006 and September 30, 2005 was $83,921 and $0, respectively, leaving $0 available for use by either company at March 31, 2006.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock
During the six months ended March 31, 2006 the Company converted $1,092,448 in related party long-term debt due to Nuvotec, USA, Inc., into 1,749,303 shares of common stock. In addition, 2,125 shares were issued when stock options were exercised at $0.25 per share.

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At March 31, 2006 and September 30, 2005, no preferred stock has been issued by the Company.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2006

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

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	527,584	$0.25	1,822,416
Total	527,584		1,822,416

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2004	866,334	$0.24
Granted	87,500	0.25
Exercised	(50,000)	0.10
Expired or terminated	(399,500)	0.25
Outstanding at September 30, 2005	504,334	$0.25
Options exercisable at September 30, 2005	138,584	$0.25

Outstanding at October 1, 2005	504,334	$0.25
Granted	132,816	0.70
Exercised	(2,125)	0.25
Expired or terminated	(19,625)	0.25
Outstanding at March 31, 2006	615,400	$0.30
Options exercisable at March 31, 2006	204,523	$0.34

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2006

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the six months ended March 31, 2006 and 2005, services provided to these contractors aggregated $477,000 and $342,106, representing 25% and 16% of total revenue, respectively. At March 31, 2006 and 2005, amounts due from these contractors are included in accounts receivable in the amounts of $38,289 and $11,019, respectively.

The Company’s concentration risks for customer accounts receivable and revenues greater than 10% of the total account balances for the respective periods are as follows:

	Six Months Ending March 31, 2006	Six Months Ending March 31, 2005
Revenues—Fluor Hanford	$394,541	$348,497
Accounts Receivable Fluor Hanford	$29,192	$5,522

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the six months ending March 31, 2006 and 2005, the Company incurred $23,475 and $12,882 in royalty obligations, respectively, which are recorded in marketing expense. At March 31, 2006 and September 30, 2005, the Company accrued $0 and $11,720, respectively, in royalty obligations which are recorded in other current liabilities on the balance sheet.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2006

NOTE 8 - SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the year ended September 30, 2002. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company has two operating segments at March 31, 2006 and 2005: corporate training subscriptions and custom products and services.

Segment information (after inter-company eliminations) for the six months ended March 31, 2006 and 2005 are as follows:

	March 31, 2006	March 31, 2005

Revenues:
Training subscriptions	$1,322,898	$1,444,010
Custom products and services	615,837	694,226
Total revenues	$1,938,735	$2,138,236

Income (loss) before taxes:
Training subscriptions	$1,165,954	$1,272,405
Custom products and services	138,204	91,459
Corporate	(1,479,535)	(1,725,232)
Total income (loss) before taxes	$(175,377)	$(361,368)

Identifiable assets:
Training subscriptions	$–	$–
Custom products and services	211,630	155,803
Corporate	4,551,472	5,430,633
Total identifiable assets	$4,763,102	$5,586,436

Depreciation and amortization:
Training subscriptions	$138,631	$147,289
Custom products and services	6,105	10,152
Corporate	22,961	26,959
Total depreciation and amortization	$167,697	$184,400

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
March 31, 2006

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

NOTE 11 - INCOME TAXES

During the six months ended March 31, 2006, the Company realized a loss before income taxes of $175,377. As a result, the Company has recognized $59,628 of federal income tax benefit, calculated at a rate of approximately 34%, and an increase in its deferred tax asset for this same amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

Revenues:

Overall revenues decreased 12% to $886,917 in the second quarter of fiscal year 2006 from $1,010,548 in the second quarter of fiscal year 2005. The decrease was mainly due to the reduction in revenues attributable to training subscriptions of $96,058 during the second quarter of fiscal 2006.

Training subscription revenues decreased by 14% to $568,802 in the second quarter of fiscal year 2006 from $664,860 in the second quarter of fiscal year 2005 because of a modest decrease in subscription based customer sales in the comparison of the two quarters.

Custom products and services revenues decreased overall by 8% to $318,115 in the second quarter of fiscal year 2006 from $345,688 in the second quarter of fiscal year 2005. The decrease is mainly attributable to a reduction of non-federal custom work revenues. Custom products and services revenues within the federal sector and subsidiary, ImageWorks, increased during the second quarter of fiscal year 2006 by 13% to $260,916 from $230,679 in the second quarter of fiscal year 2005 because of an increase in custom revenue earned from contracted federal custom work on the Hanford Site in Richland, WA from the Department of Energy and their subcontractors and increased commercial custom work by ImageWorks.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues decreased by 13% to $325,816 in the second quarter of fiscal year 2006 from $375,184 in the second quarter of fiscal year 2005. The decrease is due to lower revenues and higher margins achieved on custom products and services revenues in comparing the second quarter of fiscal 2006 to the second quarter of fiscal year 2005. Much of the proportionate decrease in the costs associated with custom products and services revenue in the second quarter of fiscal year 2006 is attributable to non-federal custom work. The gross profit margin achieved on total revenues was level at 63% in comparing the second quarter of fiscal year 2006 to the second quarter of fiscal year 2005.

Training subscription cost of revenues decreased by 13% to $77,828 in the second quarter of fiscal year 2006 from $89,133 in the second quarter of fiscal year 2005. This decrease is due to a reduction in costs associated with decreased training subscription revenues in comparing the two quarters. The gross profit margin achieved on training subscription revenues was level at 86% in comparing the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005.

Custom products and services cost of revenues decreased by 13% to $247,988 in the second quarter of fiscal year 2006 from $286,051 in the second quarter of fiscal year 2005. The decrease is mainly due to the reduction in costs attributable to revenues generated by non-federal customers combined with slightly higher gross profit margins achieved by the ImageWorks operation during the second quarter of fiscal year 2006.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses increased by 26% to $400,621 in the second quarter of fiscal year 2006 from $317,014 in the second quarter of fiscal year 2005. The increase is mainly attributable to an 86% increase in commissions paid to resellers to $118,428 in the second quarter of fiscal year 2006 from $63,750 in the second quarter of fiscal year 2005. The increase in commissions paid to resellers is the result of an increase in training subscription sales through reseller channels in the second quarter of fiscal year 2006. A secondary reason for the increase in marketing and reseller commission expenses is the increased internal investment made during second quarter of fiscal year 2006 in marketing related labor expenses.

Depreciation and Amortization:

Depreciation and amortization decreased by 17% to $14,766 in the second quarter of fiscal year 2006 from $17,773 in the second quarter of fiscal year 2005 due to an increase in fully depreciated assets in comparing the two quarters.

General and Administrative Expenses:

General and Administrative expenses decreased by 28% to $368,221 in the second quarter of fiscal year 2006 from $507,940 in the second quarter of fiscal year 2005. The significant expense categories of decrease in comparing the second quarters of fiscal year 2006 to 2005 are the costs of labor, professional fees, and licenses, The labor decrease ($180,970 in the second quarter of fiscal year 2006 compared to $227,880 in the second quarter of fiscal year 2005) is due to management and staff reductions to align the infrastructure of the Company with revenues. The decrease in professional fees ($36,421 in the second quarter of fiscal year 2006 compared to $71,903 in the second quarter of fiscal year 2005) is the result of the absence of non-recurring costs of outside counsel related to regulatory reporting incurred in the prior year. Licenses, fees and permits decrease ($825 in the second quarter of fiscal year 2006 compared to $32,332 in the second quarter of fiscal year 2005) is attributable to lower franchise taxes/fees incurred.

Income from Operations

Income from Operations decreased by $15,144 to ($222,507) in the second quarter of fiscal year 2006 from ($207,363) in the second quarter of fiscal year 2005. Principally, the decrease is due to reductions in revenues partially offset by decreases in cost of revenues and administrative expenses in the comparison of the two quarters.

Other Income (Expense)

The main increase in other expenses is attributable to the increase in interest expense resulting from rising interest rates on outstanding debt in the second quarter of fiscal year 2006 compared to 2005. Interest expense on debt was $20,643 in the quarter ended March 31, 2006 compared to $12,518 in the quarter ended March 31, 2005.

Net Income (Loss)

The operation sustained a net loss of $159,706 in the second quarter of fiscal year 2006 compared to a loss of $145,015 in the second quarter of fiscal year 2005. The increase in net loss of $14,691 is due mainly to reductions in revenues partially offset by decreases in cost of revenues and administrative expenses, and an increase in income tax benefits.

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

Liquidity and Capital Resources

Cash flows provided by operating activities amounted to $120,889 in the second quarter of fiscal year 2006 compared to $132,229 in the same period of fiscal year 2005. The main reason for the slight decrease is attributable to the reduction in accounts and contracts receivable offset by reductions in accounts payable, accrued payroll and related expenses, and other current liabilities.

Cash flows used in investing activities decreased $233,355 to $22,935 in the second quarter of fiscal year 2006 from $256,290 in the second quarter of fiscal year 2005. The decrease is attributable to lower expenditures related to the acquisition of software and internally developed software.

Cash flows provided by financing activities decreased by $187,585 to ($149,681) in the second quarter of fiscal year 2006 compared to $37,904 in the second quarter of fiscal year 2005. The decrease is attributable to payments on notes payable, related parties, including the line of credit, partially offset by proceeds from long-term financing.

RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2006 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2005

Revenues:

Overall revenues decreased 9% to $1,938,735 in the six months year to date of fiscal year 2006 from $2,138,236 in the six months year to date of fiscal year 2005. The decrease was mainly due to a reduction in revenues attributable to training subscriptions of $121,112 and custom products revenues from our subsidiary, ImageWorks Media Group, Inc. (“ImageWorks”) of $82,680 during the six months year to date of fiscal 2006 as compared to the same period in fiscal 2005.

Training subscription revenues decreased by 8% to $1,322,898 in the six months year to date of fiscal year 2006 from $1,444,010 in the six months year to date of fiscal year 2005 because of a decrease in new subscription based sales in the comparison of the year to date totals of the two fiscal years.

Custom products and services revenues decreased by 11% to $615,837 in the six months year to date of fiscal year 2006 from $694,226 in the six months year to date of fiscal year 2005. The decrease is mainly attributable to a year to date reduction in ImageWorks revenues. Overall ImageWorks revenues decreased 29% to $197,725 in the six months year to date of fiscal year 2006 from $280,405 in the six months year to date of fiscal year 2005. Custom products and services revenues within the federal sector increased by 105% to $110,548 in the six months year to date of fiscal year 2006 from $53,822 in the six months year to date of fiscal year 2005.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues decreased by 18% to $634,578 in the six months year to date of fiscal year 2006 from $774,372 in the six months year to date of fiscal year 2005. The decrease is directly related to an overall reduction in costs related to custom products and services revenues and an increase in the gross profit percentage realized by that business segment. The gross profit margin achieved on total revenues improved to 67% in comparing the six months year to date of fiscal year 2006 to 64% achieved in the six months year to date of fiscal year 2005.

Training subscription cost of revenues decreased by 9% to $156,944 in the six months year to date of fiscal year 2006 from $171,605 in the six months ended March 31, 2005. This decrease is directly related to costs associated with the reduction in training subscription revenues generated during the six months year to date of fiscal year 2006 compared to fiscal year 2005. The gross profit margin realized was identical at 88% in the comparison of the two reporting periods for this business segment.

Custom products and services cost of revenues decreased by 21% to $477,634 in the six months year to date of fiscal year 2006 from $602,767 in the six months ended March 31, 2005. The decrease is directly related to costs associated with the reduction in revenues generated by this business segment combined with an increase in operating efficiencies. The gross profit percentage realized from this business segment of 22% in the six months year to date of fiscal year 2006 compared to 13% in the six months year to date of fiscal year 2005.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses increased by 4% to $687,539 in the six months year to date of fiscal year 2006 from $663,440 in the six months year to date of fiscal year 2005. The increase is mainly attributable to increased labor related expenses offset by reductions in reseller commissions, consulting, travel and internal sales commissions. Increased labor related expenses ($325,565 in the six months year to date of fiscal year 2006 compared to $259,501 in the six months year to date of fiscal year 2005) are as a result of an increasing internal investment to more efficiently manage our various industry segments.

Depreciation and Amortization:

Depreciation and amortization decreased by 22% to $29,066 in the six months to date of fiscal year 2006 from $37,111 in the comparable period of fiscal year 2005 due to an increase in fully depreciated assets in comparing the two quarters.

General and Administrative Expenses:

General and Administrative expenses decreased by 24% to $756,122 in the six months year to date of fiscal year 2006 from $1,000,997 in the six months year to date of fiscal year 2005. The significant expense categories of decrease in comparing the six months year to date of fiscal year 2006 to 2005 are the costs of labor and an overall reduction in infrastructure general and administrative expenses. The labor decrease ($330,530 in the six month year to date of fiscal year 2006 compared to $440,547 in the same period of fiscal year 2005) is due to management and staff reductions to align the infrastructure of the Company. The overall reduction in infrastructure general and administrative expenses ($425,592 in the six months year to date of fiscal year 2006 compared to $560,450 in the same period of fiscal year 2005) is the result of overhead efficiencies achieved.

Income from Operations

Income from Operations increased by $169,114 to ($168,570) in the six months year to date of fiscal year 2006 from ($337,684) in the six months year to date of fiscal year 2005. Principally, the increase is due to decreases in cost of revenues and the realization of cost efficiencies in administrative expenses in the comparison of the two six month year to date fiscal year reporting periods.

Other Income (Expense)

The main increase in other income is attributable to the gain of $30,276 realized in the sale of Protrain assets, partially offset by an increase attributable to interest expense resulting from rising interest rates on debt in the six months year to date of fiscal year 2006 compared to 2005. Interest expense on debt was $38,254 in the six months year to date of fiscal year 2006 compared to $24,115 in the six months year to date of fiscal year 2005,

Net Income (Loss)

The operation sustained a net loss of $115,749 in the six months year to date of fiscal year 2006 compared to a net loss of $238,503 in the six months year to date of fiscal year 2005. The increase in net income of $122,754 is due mainly to reductions in infrastructure expenses to align more directly with revenues and the resulting federal income tax benefits.

Liquidity and Capital Resources

Historically, the Company has financed its cash flow requirements through the management of its line of credit and cash generated from operations. As of March 31, 2006, the Company had cash and cash equivalents of $54,276 as compared to $16,622 as of September 30, 2005.

Cash flows provided by operating activities amounted to $390,007 in the six months year to date of fiscal year 2006 compared to $193,307 in the same period of fiscal year 2005. The main reasons for the increase are attributable to an increase in net income generated by the operation of $122,754 and a decrease in other current assets of $467,799 partially offset by decreases in accrued payroll related expenses, related party payables, and other current liabilities of $327,392 in the comparison of the same period of the two fiscal years.

Cash flows used in investing activities decreased by $296,172 to $49,218 in the six months year to date of fiscal year 2006 from $345,390 in the same period of fiscal year 2005. The decrease is attributable to lower expenditures related to the acquisition of software and internally developed software.

Cash flows and non-cash transactions provided by financing activities increased by $856,911 to $980,796 in the six months year to date of fiscal year 2006 compared to $123,885 in the same period of fiscal year 2005. The increase is attributable to the conversion of related party debt into additional paid in capital, proceeds from long-term financing, and notes receivable for asset sales, partially offset by payments on notes payable, related parties, including the line of credit.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Dated: May 12, 2006	Vivid Learning Systems, Inc.

	By:	/s/ Christopher L. Britton
Christopher L. Britton Chief Executive Officer