Form 10QSB
period 2006-06-30
Vivid Learning Systems, Inc.
filed 2006-08-11
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant's common stock issued and outstanding at June 30, 2006, was 12,030,674.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

VIVID LEARNING SYSTEMS, INC.
JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

PAGE

	Special Note Regarding Forward Looking Statements	3

PART I
FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion And Analysis
	Of Financial Condition And Results Of Operations	19
Item 3	Controls and Procedures	24

PART II
OTHER INFORMATION

Item 6	Exhibits	25

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

VIVID LEARNING SYSTEMS, INC. - CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$9,393	$16,622
Accounts and contracts receivable	676,421	1,028,197
Accounts and contracts receivable, Fluor Hanford	43,298	81,272
Prepaid expenses	86,765	105,867
Other current assets	144,949	374,059
TOTAL CURRENT ASSETS	960,826	1,606,017

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,291,916	1,223,847
Less: Accumulated depreciation and amortization	(865,027)	(892,570)
TOTAL PROPERTY, PLANT AND EQUIPMENT	426,889	331,277

OTHER ASSETS
Software, net of amortization	1,521,141	1,654,305
Intangibles, net of amortization	536,943	537,943
Goodwill	375,000	375,000
Long-term contracts receivable	284,380	368,542
Deferred tax asset	545,859	460,081
TOTAL OTHER ASSETS	3,263,323	3,395,871

TOTAL ASSETS	$4,651,038	$5,333,165

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$120,433	$129,539
Payable to related party	925,279	1,000,000
Accrued contract labor	96,682	243,879
Other current liabilities	25,701	183,035
Unearned revenue	21,462	44,376
Notes payable, related parties	75,000	75,000
Current portion of long-term liabilities	36,000	36,000
TOTAL CURRENT LIABILITIES	1,300,557	1,711,829

LONG-TERM LIABILITIES
Related party payable	432,118	1,753,145
Other long-term liabilities	139,528	-
TOTAL LONG-TERM LIABILITIES	571,646	1,753,145

TOTAL LIABILITIES	1,872,203	3,464,974

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 12,030,674 and 10,247,996
shares issued and outstanding, respectively	1,203	1,025
Additional paid-in capital	3,589,456	2,512,061
Accumulated deficit	(811,824)	(644,895)
TOTAL STOCKHOLDERS' EQUITY	2,778,835	1,868,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,651,038	$5,333,165

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Training subscriptions	$439,258	$227,562	$1,478,163	$1,376,897
Training subscriptions, Fluor Hanford	140,505	147,338	424,498	442,013
Custom products and services	352,833	329,513	858,121	969,917
Custom products and services, Fluor Hanford	57,422	62,884	167,970	116,706
	990,018	767,297	2,928,752	2,905,533

COST OF REVENUES
Training subscriptions	276,322	84,645	433,267	256,250
Custom products and services	50,359	318,887	527,993	921,654
	326,681	403,532	961,260	1,177,904

GROSS PROFIT	663,337	363,765	1,967,492	1,727,629

EXPENSES
Marketing and related labor expenses	290,250	230,585	822,852	721,093
Bad debt expense	7,834	5,489	12,111	11,555
Reseller commissions	59,161	37,312	214,098	210,244
Depreciation and amortization	17,246	17,595	46,312	54,706
Wages and contract labor	145,550	230,242	476,078	670,789
Other operating expenses	196,773	217,289	618,089	771,673
TOTAL OPERATING EXPENSES	716,814	738,512	2,189,540	2,440,060

LOSS FROM OPERATIONS	(53,477)	(374,747)	(222,048)	(712,431)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	106	-	30,382	-
Interest income	444	105	1,615	536
Interest expense	(24,617)	(15,027)	(62,872)	(39,142)
TOTAL OTHER INCOME (EXPENSE)	(24,067)	(14,922)	(30,875)	(38,606)

LOSS BEFORE INCOME TAXES	(77,544)	(389,669)	(252,923)	(751,037)

INCOME TAX BENEFIT	26,365	132,487	85,993	255,352

NET LOSS	$(51,179)	$(257,182)	$(166,930)	$(495,685)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$(0.03)	$(0.01)	$(0.05)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	11,997,299	10,247,996	11,280,521	10,247,996

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(166,930)	$(495,685)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	46,312	54,706
Amortization of capitalized software	204,963	223,942
Bad debt expenses	12,111	11,555
Gain on sale of assets	(30,276)	-
Changes in deferred tax assets and liabilities	(85,778)	(255,352)
Common stock and options issued for services	20,000	20,910
Changes in assets and liabilities:
Accounts and contracts receivable	389,750	792,941
Prepaid expenses	19,102	(221)
Other current assets	216,999	(243,881)
Accounts payable	(9,106)	44,183
Accrued payroll and related expenses	(147,197)	164,143
Related party payables, net of line of credit	-	779,552
Long-term receivable contracts	84,162	(404,792)
Other current liabilities	(180,248)	(57,822)
Net cash provided by operating activities	373,864	634,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(14,336)	(380,496)
Acquisition of software	(71,800)	(298,554)
Net cash used by investing activities	(86,136)	(679,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	8,343	-
Payments on notes payable, related party	(220,297)	(200,000)
Payments on line of credit	(74,721)	-
Payments on other long-term liabilities	(8,282)	-
Proceeds from related party line of credit	-	227,975
Net cash provided (used) by financing activities	(294,957)	27,975

Net increase (decrease) in cash	(7,229)	(16,896)

Cash at beginning of period	16,622	49,451

Cash at end of period	$9,393	$32,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$62,872	$39,142
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock and options issued for services	$20,000	$20,910
Common stock issued for related party debt	$1,092,448	$-
Note receivable for sale of equipment and intangible assets	$45,000	$-
Capital lease for equipment	$46,483
Leasehold improvements financed	$100,000

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2006

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the Company’s consolidated audited financial statements and footnotes thereto.

Certain prior year amounts may have been reclassified to conform to the current period’s presentation.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2006

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

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. There are 595,440 common stock equivalents outstanding at June 30, 2006.

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
June 30, 2006

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

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2006

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2006

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management is reviewing the impact of FIN 47 on the financial statements of the Company.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation. The reclassifications principally consists of reclassification of the fair market value of all outstanding options and warrants as paid-in-capital instead of a separate caption on the balance sheets and statement of stockholders’ equity. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented

Reseller Commissions and Royalty Expenses
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

The Company renewed effective July 1, 2004 for three additional years, a material reseller agreement with Element K of Rochester, New York.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2006

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

Production costs incurred subsequent to the establishment of technological feasibility are capitalized. Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standards No. 86, which consist primarily of labor related costs. As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on a lesson content by lesson content basis. Net realizable value of each course is determined by comparing the unamortized cost of each developed software course and the remaining available market (quantified by dollars) for that content in the industry in which Vivid is selling the content. This unamortized software development cost is then aggregated by course and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required. The Company’s amortization method assumes that sales of the Company’s existing software products will continue for at least the ensuing five years.

Software development costs consist of the following at the dates shown:

	June 30, 2006,	September 30, 2005
Software development costs	$3,439,413	$$3,367,614
Accumulated amortization	(1,918,272)	(1,713,309)
	$1,521,141	$$1,654,305

The amount of software costs written down to net realizable value was zero during the nine months ended June 30, 2006 and 2005, respectively.

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
June 30, 2006

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

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point and title passes upon shipment. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts entered into in the current period for the portion of the subscription contract that extends into future periods. At June 30, 2006 and September 30, 2005, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue. Such internet transactions are recorded as training subscriptions and training is delivered via the hosted web sites of Vivid. The revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company was awarded a three-year contract renewal with a minimum value of $1,622,609 with Fluor Hanford, Inc., a Nuvotec, Inc. shareholder, for the period from October 2005 to September 30, 2008. The Company provides computer-based training monthly for the employees of Fluor Hanford, Inc. and its contractors. The account receivable due from Fluor Hanford at June 30, 2006 and September 30, 2005, was $43,298 and $81,272, respectively. Revenue from Fluor Hanford for the nine months ended June 30, 2006 and 2005 was $592,395 and $558,719, respectively.

At June 30, 2006 and September 30, 2005, the recorded current related party payable consisted of $925,279 and $1,000,000, respectively, of borrowing from Nuvotec USA, Inc.’s line of credit and current amounts due to the former owners of ImageWorks of $75,000 in cash or stock. The long-term related party payable at June 30, 2006 and September 30, 2005, consists of borrowing from Nuvotec of $82,118 and $1,364,145, respectively, and amounts due to the former owners of ImageWorks of $350,000 and $389,000, respectively.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2006

The total amount payable by Vivid on Nuvotec’s line of credit at June 30, 2006 and September 30, 2005 was $925,279 and $1,000,000, respectively. The portion of drawing on the line of credit attributed to Nuvotec as of June 30, 2006 and September 30, 2005 was $74,721 and $0, respectively, leaving $0 available for use by either company at June 30, 2006.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock
During the nine months ended June 30, 2006 the Company converted $1,092,448 in related party long-term debt due to Nuvotec, USA, Inc., into 1,749,303 shares of common stock. In addition, 33,375 shares were issued when stock options were exercised at $0.25 per share.

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At June 30, 2006 and September 30, 2005, no preferred stock has been issued by the Company.

NOTE 5 - STOCK-BASED COMPENSATION

During 2004, the Company issued to executives a total of 866,334 common stock options, exercisable at $0.25 per share for four years and vesting at a rate of 25% per year.

During the year ended September 30, 2005, 318,792 options which had been issued in 2004, were vested, with a fair value of $25,503.

During the year ended September 30, 2005, additional options totaling 87,500 were issued of which 21,875 vested with a fair value of $3,937. Also during the year ended September 30, 2005, 50,000 options were exercised and 399,500 options originally issued in 2004 expired or were terminated.

A total of 153,606 vesting options have been issued in the nine months ending June 30, 2006, which vesting commences after September 30, 2006.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4%, volatility is 0.3, and expected life is 3 to 4 years.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2006

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	527,584	$0.25	1,822,416
Total	527,584		1,822,416

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at October 1, 2004	866,334	$0.24
Granted	87,500	0.25
Exercised	(50,000)	0.10
Expired or terminated	(399,500)	0.25
Outstanding at September 30, 2005	504,334	$0.25
Options exercisable at September 30, 2005	138,584	$0.25

Outstanding at October 1, 2005	504,334	$0.25
Granted	153,606	0.54
Exercised	(33,375)	0.25
Expired or terminated	(29,125)	0.25
Outstanding at June 30, 2006	595,440	$0.32
Options exercisable at June 30, 2006	301,322	$0.34

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the nine months ended June 30, 2006 and 2005, services provided to these contractors aggregated $698,071 and $569,965, representing 24% and 20% of total revenue, respectively. At June 30, 2006 and 2005, amounts due from these contractors are included in accounts receivable in the amounts of $54,635 and $20,646, respectively.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2006

The Company’s concentration risks for customer accounts receivable and revenues greater than 10% of the total account balances for the respective periods are as follows:

	Nine Months Ending June 30, 2006	Nine Months Ending June 30, 2005
Revenues— Fluor Hanford	$592,395	$558,719
Accounts Receivable Fluor Hanford	$43,298	$20,646

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the nine months ending June 30, 2006 and 2005, the Company incurred $53,616 and $20,021 in royalty obligations, respectively, which are recorded in marketing expense. At June 30, 2006 and September 30, 2005, the Company had $0 accrual in royalty obligations.

NOTE 8 - SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereinafter “SFAS No. 131”) during the year ended September 30, 2002. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company has two operating segments at June 30, 2006 and 2005: corporate training subscriptions and custom products and services.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
June 30, 2006

Segment information (after inter-company eliminations) for the nine months ended June 30, 2006 and 2005 are as follows:

	June 30,	June 30,
	2006	2005
Revenues:
Training subscriptions	$1,902,661	$1,818,910
Custom products and services	1,026,091	1,086,623
Total revenues	$2,928,752	$2,905,533

Income (loss) before taxes:
Training subscriptions	$1,469,394	$1,562,660
Custom products and services	498,098	164,969
Corporate	(2,220,415)	(2,478,666)
Total income (loss) before taxes	$(252,923)	$(751,037)

Identifiable assets:
Training subscriptions	$1,521,141	$1,654,305
Custom products and services	256,516	261,565
Corporate	2,873,381	3,808,899
Total identifiable assets	$4,651,038	$5,724,769

Depreciation and amortization:
Training subscriptions	$204,963	$223,942
Custom products and services	9,206	16,346
Corporate	37,106	38,360
Total depreciation and amortization	$251,275	$278,648

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

NOTE 10 - INCOME TAXES

During the nine months ended June 30, 2006, the Company realized a loss before income taxes of $252,923. As a result, the Company has recognized $85,993 of federal income tax benefit, calculated at a rate of approximately 34%, and an increase in its deferred tax asset for this same amount. The Company’s deferred tax asset at June 30, 2006 principally consists of the tax benefit (at 34%) of net operating losses in 2005 and 2006.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

Revenues:

Overall revenues increased 29% to $990,018 in the third quarter of fiscal year 2006 from $767,297 in the third quarter of fiscal year 2005. The increase was mainly due to the increase in revenues attributable to training subscriptions of $204,863 during the third quarter of fiscal 2006.

Training subscription revenues increased by 55% to $579,763 in the third quarter of fiscal year 2006 from $374,900 in the third quarter of fiscal year 2005 because of an increase in subscription based customer sales generated from newly acquired customers

Custom products and services revenues increased overall by 5% to $410,255 in the third quarter of fiscal year 2006 from $392,397 in the third quarter of fiscal year 2005. The increase is mainly attributable to an increase of non-federal custom work revenues within the business unit, ImageWorks during the third quarter of fiscal year 2006 partially offset by decreased custom work in the federal sector and other commercial business units within the Company. ImageWorks revenues increased during the third quarter of fiscal year 2006 by 20% to $295,340 from $245,361 in the third quarter of fiscal year 2005 because of increasing custom work contracted with existing and new customers.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues decreased by 19% to $326,681 in the third quarter of fiscal year 2006 from $403,532 in the third quarter of fiscal year 2005. The decrease, in spite of the higher current period revenue levels in the comparison the two reporting periods, is due to lower costs incurred in labor and technical assistance expense categories resulting from a streamlining of the operation. The gross profit margin achieved on total revenues improved significantly to 67% from 47% in comparing the third quarter of fiscal year 2006 to the third quarter of fiscal year 2005, mainly attributable to higher revenues generated combined with the reduction in the fixed cost components of cost of revenues.

Training subscription cost of revenues increased by 226% to $276,322 in the third quarter of fiscal year 2006 from $84,645 in the third quarter of fiscal year 2005. This increase is due to a year to date reclassification of direct costs incurred resulting from the use of discreet cost identification versus cost allocation on the basis of estimates.

Custom products and services cost of revenues decreased by 84% to $50,359 in the third quarter of fiscal year 2006 from $318,887 in the third quarter of fiscal year 2005. The decrease is due to a year to date reclassification of direct costs incurred resulting from use of discreet cost identification versus cost allocation on the basis of estimates.

The effect of the reclassification in the third quarter of fiscal year 2006 was to increase training subscription cost of revenues and decrease custom products and services cost of revenues by $200,225.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses increased by 30% to $349,411 in the third quarter of fiscal year 2006 from $267,897 in the third quarter of fiscal year 2005. The reason for the increase is the increased internal investment made in marketing related labor expenses.

Depreciation and Amortization:

Depreciation and amortization was $17,246 in the third quarter of fiscal year 2006 compared to $17,595 in the third quarter of fiscal year 2005.

General and Administrative Expenses:

General and Administrative expenses decreased by 23% to $350,157 in the third quarter of fiscal year 2006 from $453,020 in the third quarter of fiscal year 2005. The significant expense categories of decrease in comparing the third quarters of fiscal year 2006 to 2005 are the costs of labor and professional fees. The labor decrease ($145,550 in the third quarter of fiscal year 2006 compared to $233,923 in the third quarter of fiscal year 2005) is due to management and staff reductions to align the infrastructure of the Company with revenues. The decrease in professional fees ($45,888 in the third quarter of fiscal year 2006 compared to $58,849 in the second quarter of fiscal year 2005) is the result of the absence of non-recurring costs of outside counsel related to initial regulatory reporting incurred in the prior year.

Income from Operations

Income from Operations increased by $321,270 to ($53,477) in the third quarter of fiscal year 2006 from ($374,747) in the third quarter of fiscal year 2005. The increase is due principally to significant increases in training subscription revenues and reductions in overall operating expenses resulting from a streamlined production operation.

Other Income (Expense)

The increase in Other Expenses is attributable to the increase in interest expense resulting from rising interest rates on outstanding debt in the third quarter of fiscal year 2006 compared to 2005. Interest expense on debt was $24,617 in the quarter ended June 30, 2006 compared to $15,027 in the quarter ended June 30, 2005.

Net Income (Loss)

The operation sustained a net loss of $51,179 in the third quarter of fiscal year 2006 compared to a loss of $257,182 in the third quarter of fiscal year 2005. The decrease in net loss of $206,003 is due mainly to increases in revenues and reductions in cost of revenues partially offset by a reduction in accrued income tax benefits.

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

Liquidity and Capital Resources

Cash flows used by operating activities amounted to $16,143 in the third quarter of fiscal year 2006 compared to $440,872 provided by operating activities in the same period of fiscal year 2005. The main reason for the decrease in cash flows provided by operations is attributable to the reduction in related party payables.

Cash flows used in investing activities amounted to $36,918 in the third quarter of fiscal year 2006 compared to $333,660 in the third quarter of fiscal year 2005. The decrease is attributable to lower expenditures related to the acquisition of software, costs associated with internally developed software, and property and equipment.

Cash flows provided by financing activities amounted to $8,178 in the third quarter of fiscal year 2006 compared to cash flows used by financing activities of $75,000 in the third quarter of fiscal year 2005. The increase is attributable to reductions in payments on notes payable, related parties.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2006 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2005

Revenues:

Overall revenues increased 1% to $2,928,752 in the nine months year to date of fiscal year 2006 from $2,905,533 in the nine months year to date of fiscal year 2005. The slight increase was mainly due to an increase in revenues attributable to training subscriptions of $83,751 offset by a slight decrease in custom products and services revenues of $60,532 during the nine months year to date of fiscal 2006 as compared to the same period in fiscal 2005.

Training subscription revenues increased by 5% to $1,902,661 in the nine months year to date of fiscal year 2006 from $1,818,910 in the nine months year to date of fiscal year 2005 because of a high level of subscription renewals and an increase in new subscription based sales.

Custom products and services revenues decreased overall by 6% to $1,026,091 in the nine months year to date of fiscal year 2006 from $1,086,623 in the nine months year to date of fiscal year 2005. The decrease is partially attributable to a year to date reduction in ImageWorks revenues. Overall ImageWorks revenues decreased 5% to $681,232 in the nine months year to date of fiscal year 2006 from $716,660 in the nine months year to date of fiscal year 2005. Custom products and services revenues within the federal sector increased by 44%% to $167,970 in the nine months year to date of fiscal year 2006 from $116,706 in the nine months year to date of fiscal year 2005. Custom products and services revenues in other commercial business units of the Company decreased by 30% to $176,889 in the nine months year to date of fiscal year 2006 from $253,257 in the nine months year to date of fiscal year 2005.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues decreased by 18% to $961,260 in the nine months year to date of fiscal year 2006 from $1,177,904 in the nine months year to date of fiscal year 2005. The decrease, in spite of the similar revenue levels in the two reporting periods, is due to lower costs incurred in labor and technical assistance expense categories resulting from a streamlining of the operation. The gross profit margin achieved on total revenues improved to 67% in comparing the nine months year to date of fiscal year 2006 to 59% achieved in the nine months year to date of fiscal year 2005 mainly attributable to a reductions in the fixed cost components of costs of revenues.

Training subscription cost of revenues increased by 69% to $433,267 in the nine months year to date of fiscal year 2006 from $256,250 in the nine months ended June 30, 2005. This increase is due to a reclassification of direct costs incurred from using discreet cost identification versus cost allocation on the basis of estimates. The gross profit margin realized on training subscription revenues in the nine months ending June 30, 2006, after the year to date analysis and reclassification, was 77% versus 86% in the reporting period of one year ago.

Custom products and services cost of revenues decreased by 43% to $527,993 in the nine months year to date of fiscal year 2006 from $921,654 in the nine months ended June 30, 2005. The decrease is due to a reclassification of direct costs incurred from using discreet cost identification versus cost allocation on the basis of estimates. The gross profit percentage realized from this business segment in the nine months year to date of fiscal year 2006, after the year to date analysis and reclassification, was 49% versus 15% in the reporting period of one year ago.

The effect of the reclassification in the nine months year to date of fiscal year 2006 was to increase training subscription cost of revenues and decrease custom products and services cost of revenues by $200,225.

Marketing/Reseller Commissions:

Marketing and reseller commission expenses increased by 11% to $1,036,950 in the nine months year to date of fiscal year 2006 from $931,337 in the nine months year to date of fiscal year 2005. The increase is mainly attributable to increased labor related expenses. Increased labor related expenses ($505,457 in the nine months year to date of fiscal year 2006 compared to $402,747 in the nine months year to date of fiscal year 2005) are as a result of an increasing internal investment to more effectively manage our various industry segments.

Depreciation and Amortization:

Depreciation and amortization decreased by 15% to $46,312 in the nine months to date of fiscal year 2006 from $54,706 in the comparable period of fiscal year 2005 due to an increase in fully depreciated assets in comparing the two quarters.

General and Administrative Expenses:

General and Administrative expenses decreased by 24% to $1,106,278 in the nine months year to date of fiscal year 2006 from $1,454,017 in the nine months year to date of fiscal year 2005. The significant expense categories of decrease in comparing the nine months year to date of fiscal year 2006 to 2005 are the costs of labor and an overall reduction in infrastructure general and administrative expenses. The labor decrease ($476,078 in the nine month year to date of fiscal year 2006 compared to $670,789 in the same period of fiscal year 2005) is due to management and staff reductions to align the infrastructure of the Company. The overall reduction in infrastructure general and administrative expenses ($630,200 in the nine months year to date of fiscal year 2006 compared to $783,228 in the same period of fiscal year 2005) is the result of overhead efficiencies achieved.

Income from Operations

Income from Operations increased by $490,383 to ($222,048) in the nine months year to date of fiscal year 2006 from ($712,431) in the nine months year to date of fiscal year 2005. Principally, the increase is due to decreases in cost of revenues and the realization of cost efficiencies in administrative expenses.

Other Income (Expense)

The main increase in other income is attributable to the gain of $30,276 realized in the sale of Protrain assets, partially offset by an increase attributable to interest expense resulting from rising interest rates on debt in the nine months year to date of fiscal year 2006 compared to 2005. Interest expense on debt was $62,872 in the nine months year to date of fiscal year 2006 compared to $39,142 in the nine months year to date of fiscal year 2005.

Net Income (Loss)

The operation sustained a net loss of $166,930 in the nine months year to date of fiscal year 2006 compared to a net loss of $495,685 in the nine months year to date of fiscal year 2005. The decrease in net loss of $328,755 is due mainly to reductions in cost of revenues and infrastructure expenses to align more directly with revenues, and partially offset by a reduction in the resulting federal income tax benefits.

Liquidity and Capital Resources

Historically, the Company has financed its cash flow requirements through the management of its line of credit and cash generated from operations. As of June 30, 2006, the Company had cash and cash equivalents of $9,393 as compared to $16,622 as of September 30, 2005.

Cash flows provided by operating activities amounted to $373,864 in the nine months year to date of fiscal year 2006 compared to $634,179 in the same period of fiscal year 2005. The main reasons for the decrease are attributable to a decrease in net loss generated by the operation of $328,755, a net decrease in current and long-term accounts and contracts receivable of $85,763, and a decrease in other current assets of $460,880, offset by decreases in accrued payroll related expenses of $311,340, related party payables of $779,552, and other current liabilities of $122,426 in the comparison of the same period of the two fiscal years.

Cash flows used in investing activities decreased by $592,914 to $86,136 in the nine months year to date of fiscal year 2006 from $679,050 in the same period of fiscal year 2005. The decrease is attributable to lower expenditures related to the acquisition of software, costs associated with internally developed software, and property and equipment.

Cash flows used in financing activities increased by $322,932 to $294,957 in the nine months year to date of fiscal year 2006 compared to cash flows provided by financing activities of $27,975 in the same period of fiscal year 2005. The increase is attributable mainly to a reduction in borrowings on the line of credit. It should also be noted that the Company converted $1,092,448 of related party debt into additional paid in capital in a non-cash transaction with its parent company.

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

ITEM 3 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

ITEM 6 EXHIBITS.

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

Dated: August 11, 2006	Vivid Learning Systems, Inc.

By: /s/ Christopher L. Britton
Christopher L. Britton
Chief Executive Officer