Form 10KSB
period 2006-09-30
Vivid Learning Systems, Inc.
filed 2006-12-29
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2006

Commission File Number: 333-116255

VIVID LEARNING SYSTEMS, INC.
 (Exact name of small business issuer as specified in its charter)

DELAWARE	42-1623500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5728 Bedford Street
Pasco, Washington	99301
(Address of principal executive offices)	(Zip Code)

(509) 545-1800
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

State Issuer’s revenues for its most recent fiscal year: $4,141,604.

The aggregate market value of the Issuer’s common stock held by non-affiliates of the Issuer as of December 28, 2006 (based on the closing sale price of U.S. $0.17 per share of the Issuer’s common stock, as reported on the Over the Counter Bulletin Board on that date) was approximately U.S. $370,854 (based on approximately 2,181,496 shares).  Common stock held by each officer and director and by each person known to the Issuer to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Issuer’s common stock outstanding as of December 28, 2006 was 13,372,203.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-KSB
Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

TABLE OF CONTENTS

PART 1

PART II

PART III

 FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues, and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes”, and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY OF CORPORATE HISTORY

Vivid Learning Systems, Inc. (hereinafter “the Company” or “Vivid”), was incorporated in December 2003 in the State of Delaware. Vivid is the sole shareholder of its operating subsidiary Vivid Learning Systems, Inc., a Washington corporation (hereinafter "Vivid WA"). Vivid WA was incorporated in 1995 in the State of Washington under the name of Applied Tecknowledgey, Inc. and in April of 1997 changed its name to Vivid Concepts, Inc. Vivid WA changed its name to Vivid Learning Systems, Inc. in January 2000. Approximately 83% of the outstanding shares of Vivid are held by Nuvotec USA, Inc. Nuvotec USA, Inc. was incorporated in the State of Delaware in August 2004 as a result of the combination of Nuvotec, Inc., a Delaware corporation and Pacific EcoSolutions, Inc., also a Delaware corporation. Nuvotec, Inc. was a Washington corporation formed in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec, Inc. In December 2003 Nuvotec, Inc. exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid. In May 2004 Vivid purchased ImageWorks Media Group, Inc., a media development company that Vivid now operates as a wholly owned subsidiary. Effective October 1, 2005, both Nuvotec USA and Pacific EcoSolutions re-organized in the State of Washington.

The Company develops and provides computer-based compliance training products and services, which are marketed nationally and internationally. We maintain a worldwide web site at http://www.learnatvivid.com. The reference to our worldwide web address does not constitute incorporation by reference into this report of information contained at that site.

Our stock is quoted on the Over the Counter (OTC) Bulletin board under the symbol "VVDL.OB".

History of Parent Company Nuvotec USA, Inc.

Approximately 83% of the outstanding shares of Vivid are held by Nuvotec USA, Inc. Nuvotec USA, Inc. was incorporated in the State of Delaware in August 2004 as a result of the combination of Nuvotec, Inc., a Delaware corporation and Pacific EcoSolutions, Inc., also a Delaware corporation. Nuvotec, Inc. was a Washington corporation formed in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec, Inc. In December 2003 Nuvotec, Inc. exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid. Effective October 1, 2005, both Nuvotec USA and Pacific EcoSolutions re-organized in the State of Washington.

Nuvotec USA, Inc. is a Richland, Washington based technology commercialization and technical services company with established and profitable business lines in environmental management and web-based training (including Vivid). The anchor for Nuvotec’s environmental business line is the nuclear-related technical services it provides to the Department of Energy (since 1995) in project and construction management, engineering, and project and field work control. In addition, Nuvotec also has ongoing waste processing efforts focused on commercial waste treatment. Nuvotec USA, Inc. was formed in August 2004 by the merger of Nuvotec, Inc. and Pacific EcoSolutions, Inc.

Nuvotec, Inc. was incorporated in the State of Washington in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec. In December 2003 Nuvotec exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid.

In December of 1998 the stockholders of Vivid WA and Technical Resources International, Inc. exchanged their respective common stock for common stock in the newly formed entity, Nuvotec, Inc. Based on the number of shares issued by each company at that time it was determined that the holder of Technical Resource International, Inc shares would receive 4.32 shares for each share held by Vivid stockholders in the tax free exchange. An independent appraisal company was engaged to separately value the two companies and arrive at the appropriate exchange rate. There was no cash consideration between the companies for the transaction. The conclusion of the appraisal firm was that the value of the combined companies was greater than the sum of the values of the two companies on a stand alone basis. The synergies that existed between the two companies (common customers, complementary services, etc.) together with the combined future earning capacities of the companies caused the appraisal firm to conclude that a combined entity (Nuvotec, Inc.) would provide greater value in the long-term for the stockholders.

History of Vivid's Product Development and Industry Focus

In 1995 Applied Tecknowledgey (later to become Vivid WA) obtained the Fluor Hanford General Employee Training contract. The focus of Vivid WA at that time was to develop and deliver computer based employee training programs to Department of Energy employees and contractors at the Hanford Nuclear reservation.

In 1997 the Company developed two commercial CD-ROM based products called Instant OSHA Plus designed to provide OSHA and employment law focused training specific to the general safety, utility, and municipal markets. The Company formed relationships with utility associations and used its in-house sales staff to sell the program (for a one time fee) to prospective clients.

In 2000, the Company began developing training libraries that could be delivered over the web. The Company changed its pricing model from one time product sales to annual subscriptions. The Company built a large web-enabled OSHA and utility safety library and purchased and enhanced a web based learning system. The Company also established a national marketing presence through a combination of direct sales and marketing, signed on channel sales partners, worked with industry experts and consultants, exhibited at national trade shows, and advertised in national magazines. The Company now also applies this marketing mix and focus to the health care and food safety markets.

Vivid's Products

Vivid produces, markets, and delivers web-based compliance training programs designed to help companies meet mandated state and federal regulations.

The goals of these training programs are to increase safety awareness, improve the work environment, and lessen a company's exposure to regulatory fines and potential litigation. These products and services are sold to the following industries: general manufacturing; utility; healthcare; mining; food safety; government; and, education.

Vivid's training libraries focus on helping companies meet the training requirements found in the following regulations: Occupational Health and Safety Act (OSHA); Employment Law/Awareness Training based on federal employment laws; Joint Commission on the Accreditation of Healthcare Organizations (JCAHO); Healthcare Insurance Portability and Accountability Act (HIPAA); Mining Safety and Health Administration (MSHA); Electrical Worker Training (EWT 1910.269); Food Safety Training (based on Food & Drug Administration requirements); Forklift Training; Hazardous Waste Operations Training (HAZWOPER); and, U.S. Department of Transportation Training.

The Company has a library of over 300 courseware titles organized and tailored to address general and selected industries and company-specific training requirements. Vivid’s learning products, depending on the needs of the customer or industry, can be delivered via the world-wide-web through Vivid’s Learning Management System (LMS) software or through the LMS of a third party.

The Company has a self-contained production group which includes instructional designers, programmers, media (design, photography, video animation, and simulation) and technical writers. The company has produced over 200 online lessons and has actively marketed these programs to the commercial workplace since 1999.

Training Industry

Corporate training is an $85 billion-a-year industry with a 25% growth from e-learning applications utilizing the Internet according to Bersin Associates, an industry analyst for the training industry. It is estimated that companies in the US spend nearly $3 billion dollars on regulatory training annually with more than $900 million being spent on training materials alone per the U.S. Department of Labor, the American Society for Training and Development, and Richard K. Miller and Associates.

According to the U.S. Department of Labor, companies in the U.S. currently spend between 1.5-2.0% of payroll on training. It is anticipated that the compelling cost savings derived from online vs. traditional training methods will be used to provide more training for the same dollar.

Sales and Marketing

The Company employs both a direct sales strategy and a channel sales strategy concurrently. Vivid sells its products and services directly through an in-house sales team (Vivid employees) and through channel sales partners which include independent resellers, value-added resellers, associations, and consultants. The members of Vivid’s in-house sales team are comprised of Industry Managers and Account Representatives. The Industry Managers have sales and management responsibilities in different vertical industries and are also responsible for managing channel sales partners that sell into their respective vertical markets. The channel sales partners are compensated on a “success basis” and are paid sales commissions or referral fees based on securing revenue on Vivid’s behalf. Channel sales partners are selected based on their market expertise, distribution capability, and client base.

Through reseller agreements and associations, Vivid’s products and services are marketed nationally, in Canada, and in Northern Europe by more than 1000 sales professionals from a distribution network of partners including Zee Medical, Inc., New Horizons Computer Learning Centers, Inc., Element K, Learn.com, and, Saba. The Company has also employed industry experts as consultants in key vertical markets to assist in lead generation and content development efforts. The Company's lead generation strategies include trade shows, direct mail, e-mail blasts, newsletters, and print advertising. The Company also plans to set up an international distribution network.

The Company's largest customer is Fluor Hanford. Fluor Hanford accounted for approximately 19% of revenues in fiscal year 2006, and 22% of revenues in fiscal year 2005. The contract with Fluor Hanford expires September 30, 2008.

Fluor Hanford is the primary management contractor for Project Hanford and has the ultimate responsibility for the Project Hanford Management Contract to provide the U.S. Department of Energy with a prime contractor, principal subcontractors, as well as other subcontractors to manage and integrate a full range of work to support cleanup of the U.S. Department of Energy’s former nuclear production facilities at the Hanford Site in southeastern Washington State. Since 1995, Vivid has been responsible for producing, updating, and delivering the computer and Hanford LAN-based Hanford General Employee Training program to Fluor Hanford contractors and other U.S. Department of Energy contractors on the Hanford site. Vivid maintains and services two local training centers and provides authenticators to proctor the training centers.

Vivid's primary market focus is in the following industries: general manufacturing; healthcare; utility; mining; education; and, food services.

1. In the general manufacturing industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state and local regulations: Occupational Health and Safety Administration (OSHA); U.S. Department of Transportation training; environmental management training; employment law training; and, company specific/site specific custom training. The markets for this training are manufacturing companies and businesses mandated by OSHA and state governments to provide safety training to their workers.

2. In the healthcare industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; Joint Commission on the Accreditation of Healthcare Organizations (JCAHO) training; and, Health Insurance Portability and Accountability Act (HIPAA) training. Additionally, Vivid provides some employment law, bereavement, phlebotomy, and continuing education training (through a reseller agreement with other content development companies). The primary markets for this training are public and private hospitals and nursing associations.

3. In the utility industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; Electrical Worker Training based on CFR 1910.269 standards; and, some employment law and job specific training programs. The markets for this training are public and private utilities and utility contractors.

4. In the mining industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; and, Mine Safety and Health Administration (MSHA) Part 46, 47, and 48 training. The markets for this training are metal and non-metal surface mines and surface mine contractors.

5. In the education industry, Vivid currently markets and delivers the following online training programs to help institutions meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; and, employment law training.

6. In the food service industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; Food Safety training HACCP based on Food and Drug Administration (FDA) regulations; and, some employment law training. The markets for this training are food handlers and food managers at retail food stores.

Acquisitions

In fiscal year 2006 Vivid made no acquisitions, but made one acquisition in 2005.

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

Employees

As of September 30, 2006, Vivid had 28 full-time employees and 12 part-time employees. Of those employees, 10 full-time employees are in sales, 15 full-time employees are in production, 3 full-time employees are administrative, and 7 are part-time authenticators (test proctors), and 5 part-time in production. Vivid plans to add 13 or more additional employees in fiscal year 2007. None of the employees are subject to any collective bargaining agreements.  There are no employment agreements.

The Company leases all of its employees from HRnovations, Inc., a professional employer organization. Under this arrangement, HRnovations, Inc. provides payroll services, employee benefits, and human resource expertise to the Company’s management and employees.

Under the terms of the contract with HRnovations, Inc., the Company pays for the actual costs of gross personnel earnings, benefits, and federal and state payroll taxes, a management fee that is equal to two and a half percent (2.5%) of gross payroll, and miscellaneous costs associated with child care/medical reimbursement account, employee handbooks, and recruiting. In exchange, HRnovations, Inc. provides the following services: a) payment of wages as reported by the Company; b) collection, reporting, and payment of all applicable federal, state, and local taxes, impositions, and other charges required to be withheld from the wages and salaries of any of the personnel or required to be paid to any governmental agency by the employer as a result of the payment of such salaries and wages; c) prudent administration of employee benefit plans; d) completion, reporting, and maintenance of payroll and benefit records (with the exception of actual hours worked which is the responsibility of the Company); d) recruiting efforts for three positions a year (included in the administrative fee); e) compilation of employee handbooks and compensation plans, and, f) general human resources support.

Competition

The compliance training market is fragmented and highly competitive. We believe at this time no one company has claimed the dominant position in the computer-based compliance training market and that there is not a clear market leader. The competition that currently exists comes from four sectors: a) company in-house training; b) traditional compliance training companies offering instructor led courses; c) traditional compliance training companies producing computer-based training and delivering via CD-ROM; and, d) companies producing internet and intranet delivered programs. Although we believe we compete favorably, many of our competitors are well-established national companies that have substantially greater financial resources. Currently, we consider our primary competitors to be PureSafety, 360training, Coastal Training Technologies Corp, Summitt Training Source, Inc., and FirstNet Learning, Inc.

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

Regulation

Changes in standards at the local, national, or international levels could have an adverse impact on the market for Vivid’s products and services, as updates are required and resources must be available to perform such updates or the Vivid products could be considered out-dated and not relevant. The computer and Internet training that Vivid develops is focused on helping companies meet mandated state and federal regulations and thus potentially reducing the companies risk exposure to regulatory fines and litigation. Vivid has developed training programs based on the following regulations: Occupational Health and Safety (OSHA); Joint Commission on the Accreditation of Healthcare Organizations (JCAHO); Health Insurance Portability and Accountability Act (HIPAA); employment law/awareness training based on federal employment laws; electrical worker training for utility linemen based on Code of Federal Regulation 1910.269; food safety training based on Food and Drug Administration guidelines; surface miner training based on the Mining Safety and Health Administration regulations; and, training to address some of the U.S. Department of Transportation requirements.

A tightening or loosening of these regulations and their enforcement by state and federal lawmakers may have either a negative or positive impact on Vivid’s ability to sell these training programs. An example of a positive impact on Vivid’s training revenue was the recent introduction of stronger training requirements instituted by MSHA. An example of a negative impact was the current administration’s repeal in 2001 of the Clinton Administration regulations that set new workplace ergonomic rules to combat repetitive stress injuries.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate office has recently moved to 5728 Bedford, Pasco, Washington. Our training center is located at 2345 Stevens Drive, Richland, Washington. Our video production facilities are located at 5710 Bedford, Pasco, Washington.

During the past year, the Company's corporate office was at 723 The Parkway which is a space that the Company's parent corporation (its largest shareholder) Nuvotec USA, Inc. (“Nuvotec”) leases. The Company has not paid rent for this space (other than management fee allocations which include overhead). Nuvotec leases the 723 Parkway office space from Ferguson Financial Group, which is controlled by Robert Ferguson, who is Vivid's Chairman of the Board of Directors. During the past year, Nuvotec's lease required monthly payments of $12,865.

The Company leases its training center at 2345 Stevens Drive in Richland, Washington from Nuvotec, Vivid's parent corporation, on an annual basis and is responsible for excise tax and maintenance expenses based upon its share of office space occupancy in relation to the total space leased by Nuvotec. The Company paid $70,448 and $121,381 for rent, excise tax, and maintenance of this property for the fiscal years ended September 30, 2006 and September 30, 2005, respectively.

The Company leases its video production facilities at 5710 Bedford in Pasco, Washington from Bauer Hammer Properties, a partnership owned by two Company employees; specifically, Nick Bauer and Matt Hammer. The lease expires April 30, 2009 and has an option for three additional five year terms. The monthly rent is $7,750.

The Company leases office space at 5728 Bedford Street in Pasco, Washington from a third party consisting of a base rent of $5,000 per month with an option for an additional five year term. The lease expires December 31, 2010.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us that involve an amount in excess of 10% of the Company's current assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 1, 2005, the National Association of Securities Dealers (NASD) approved the Company’s common stock for quotation on the OTC Bulletin Board electronic quotation system. The stock is currently trading under the symbol “VVDL.OB”.  The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock.  The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	High	Low
Year Ending September 30, 2006
September 30, 2006	$0.48	$0.20
June 30, 2006	$0.95	$0.40
March 31, 2006	$1.51	$0.39
December 31, 2005	$1.25	$0.25

Source:  Big Charts

On December 28, 2006, the closing bid price for our common stock was $0.17.

STOCKHOLDERS

As of December 28, 2006, there were 60 stockholders of record of the Company’s common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations, and other relevant factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2006, concerning outstanding options to purchase common stock granted to participants in all of the Company’s equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	570,940 (1)	$0.33	1,745,685
Equity compensation plans not approved by security holders
Total	570,940	$0.33	1,745,685

(1) Represents stock options issued pursuant to the Company’s 2003 Non-Statutory Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES

Nuvotec has been providing financial resources for the Company recorded as a inter-company payables as draws are made. The Boards of Directors of Vivid and Nuvotec have approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. On October 26, 2006, inter-company payables were reduced by $670,702 Nuvotec in exchange for 1,341,404 shares of Vivid common stock. The exchange ratio was based on the last 6 months average weighted trading price of Vivid of $0.50 per share.

The issuances of securities described above were deemed to be exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The Company made the determination that the purchasers had sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment. There was no general solicitation or general advertising used to market the securities. The purchasers represented in writing that they acquired the securities for their own account. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act and could be sold or otherwise transferred without an effective registration or an exemption therefrom.

REPURCHASE OF SECURITIES

Vivid did not repurchase any shares of its common stock during the fiscal year ended September 30, 2006.

 ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this report. For this purpose, any statements contained in this report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the stock of the Company.

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

Overview

Vivid revenues grew by 15% over the past year. The increase in revenues is largely attributable to a 26% increase in training subscription revenues from new subscription based sales and a consistent year over year increase in subscription renewals. Vivid’s gross profit also increased from 57% in fiscal year 2005 to 68% of revenues in fiscal year 2006. The improvement in gross profit margin achieved on total revenues is mainly attributable to reductions in the fixed cost labor component of costs of revenues.

In early fiscal year 2007, Vivid acquired the Engineering & Technical Services business line from its parent company, Nuvotec USA, Inc. There will be non-recurring costs associated with the initial assimilation of the business that may impact net profits in 2007.

The Company intends to actively pursue strategically advantageous partnerships, mergers, and acquisitions to further enhance its revenues and impact net earnings during 2007.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable. Accounts significantly impacted by estimates and assumptions include, but are not limited to, fixed asset lives, recovery of long-lived assets, and income taxes. If we had made different estimates or assumptions, our results of operations would have been affected.

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

Accounts Receivable—The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on the Company’s past and expected collections, and current credit conditions. Most receivables result from contracted subscriptions and services with large, established customers, including the federal and state governments. As of September 30, 2006 all Company receivables are considered collectible and no valuation allowance is deemed necessary.

Advertising—Advertising costs are charged to operations in the year incurred.

Revenue and Cost Recognition—The Company’s revenues are recognized at the time of shipment of products or performance of the contracted services. The Company sells its products and services both directly, using in-house sales employees, and indirectly, using channel sales partners. Channel sales partners are classified as independent resellers, value-added resellers, industry consultants, and industry associations. Cost of goods is primarily made up of labor costs associated with software development and training. See Note 4 to the Financial Statements.

Reseller Commissions—These commissions are recorded as an expense if the cumulative affirmative impact of indicators of gross revenue reporting, as outlined in EITF 99-19, Indicators 7-14, are met by the Company in the transaction. The Company pays each of the channel partners a commission, or a referral fee, recorded as a selling expense, strictly on a success basis as a result of selling the Company’s products and services to third party customers. The Company has contractual arrangements with each of these partners that range from one to three years. The Company pays these partners a referral fee, or a commission, of between five and fifty percent of net revenue depending upon their annual sales levels and other criteria. None of these U.S.-based contracts are exclusive, or restricts the Company from selling directly or through other channel partners into any markets. Such expenses paid to resellers are recorded as a reduction to the underlying selling price if the cumulative affirmative impact of indicators of net revenue reporting, as outlined in EITF 99-19, Indicators 15-17 are present in the transaction. The Company does not provide any consideration to the resellers’ end-users other than negotiated price discounts for subscriptions based on the size of the contract. Contract size is defined by the number of employees (seats), number of lessons, and length of the contract.

Royalty Expenses—Royalty payments are recorded as an expense if ownership of the training content does not reside with the Company in a licensing fee arrangement between the Company and the owner of the content.

Compensated Absences—The Company leases all of its employees from HRnovations, Inc., a professional employer organization. Leased employees are entitled to paid personal time, which is accrued in the accounts as a current expense and liability, and determined based upon the length of service.

Software Development Costs—Costs incurred for the internal development of software training content and enhancements, after technological feasibility has been established for the related content, are capitalized and stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using: (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product; or, (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

Property and Equipment—Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the remaining useful live of the assets, ranging from three to ten years. Amortization of leasehold improvements is provided using the straight-line method over the term of the lease plus options. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

RESULTS OF OPERATIONS

Our fiscal year ends September 30. Our operating results for the years ended September 30, 2006 and 2005 are presented below.
	Year Ended September 30, 2006	Year Ended September 30, 2005

REVENUES	$4,141,604	$3,586,159

COST OF REVENUES	1,342,006	1,558,696

GROSS PROFIT	2,799,598	2,027,463

EXPENSES
Marketing & related labor expenses	1,068,252	941,039
Bad debt expense	12,111	171,230
Reseller commissions	307,380	250,962
Depreciation & amortization	144,113	173,180
Wages and contract labor	579,589	915,713
Other Operating expenses	909,197	1,062,313
TOTAL OPERATING EXPENSES	3,020,642	3,514,437

INCOME FROM OPERATIONS	$(221,044)	$(1,486,974)

OTHER INCOME EXPENSE
Gain on sale of equipment and settlement of debt	30,276	75,000
Other income	80,106	2,713
Interest income	2,075	569
Interest expense	(84,435)	(56,208)
TOTAL OTHER INCOME (EXPENSE)	28,022	22,074)

INCOME (LOSS) BEFORE INCOME TAXES	(193,022)	(1,464,900)

INCOME TAX BENEFIT (EXPENSE)	46,001	488,140)

NET INCOME (LOSS)	$(147,021)	$(976,760)

BASIC NET INCOME (LOSS) PER SHARE	(0.01)	(0.10)
DILUTED NET INCOME (LOSS) PER SHARE	(0.01)	(0.10)

WEIGHED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING:
BASIC	11,147,261	10,247,996
DILUTED	11,147,261	10,247,996

Training Subscriptions and Custom Products and Services

The Company's revenue is derived from two operating segments: 1) Training Subscriptions; and, 2) Custom Products and Services. The revenue, direct costs, and gross margin for these revenue streams for the two years ending September 30, 2006 and 2005 are as follows.

Training Subscriptions	Sept. 30, 2006 (year ended)	Percent of Revenue	Sept. 30, 2005 (year ended)	Percent of Revenue	Percent Increase (Decrease)
Revenues	2,542,296	100.0%	2,023,889	100.0%	25.6%
Cost of Revenues	596,874	23.5%	727,568	35.9%	(18.0)%
Gross Profit	1,945,422	76.5%	1,296,321(1)	64.1%	50.0%

Custom Products and Services	Sept. 30, 2006 (year ended)	Percent of Revenue	Sept. 30, 2005 (year ended)	Percent of Revenue	Percent Increase (Decrease)
Revenues	1,599,308	100%	1,562,270	100.0%	2.4%
Cost of Revenues	745,132	46.6%	831,128	53.2%	(10.3)%
Gross Profit	854,176	53.4%	731,142(1)	46.8%	16.8%

(1) 2005 amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2006 presentation. The reclassifications have no effect on net assets, net revenue, or net earnings.

Comparison of year ended September 30, 2006 to September 30, 2005

Total Revenues
Total revenues increased by $555,445, or 15%, to $4,141,604 in 2006 from $3,586,159 in 2005. The increase in revenues is attributable to a 26% increase in training subscription revenues. Training Subscription revenues earned are subject to minor amounts of direct production expenses and, therefore, generate high gross margins. Total gross profit as a percentage increased to 68% for the year ended September 30, 2006 compared to 57% for the year ended September 30, 2005.  This increase was largely due to reductions in the fixed cost components of costs of revenues resulting from a streamlining of the operation.

Training Subscription revenues increased by $518,407, or 26%, to $2,542,296 for the fiscal year ended September 30, 2006 compared to $2,023,889 for the fiscal year ended September 30, 2005. Gross profits generated from the Training Subscription segment for the fiscal year ending September 30, 2006 were $1,945,422 and 77% of revenues compared to $1,296,321 and 64% for the fiscal year ended September 30, 2005. Training Subscriptions accounted for 61% and 56% of total revenues respectively in fiscal year 2006 and fiscal year 2005. The increase in Training Subscription revenues was due to the addition of new subscription customers and a consistent year over year increase in subscription renewals.

The Custom Products and Services segment generates a lower gross profit than the Training Subscription segment because such revenue is matched to specific labor costs for the contractual task in order to generate the revenue for the custom project. The revenue derived from Training Subscriptions is based on content that has already been built previously with only minor customization costs required at times as an additional cost to deliver the content to a specific customer.

Custom Products and Services revenues increased slightly by $37,038 to $1,599,308 for the fiscal year ended September 30, 2006 compared to $1,562,270 for the fiscal year ended September 30, 2005. Gross profits generated from Custom Products and Services for fiscal year ending September 30, 2006 were $854,176 and 54% of revenues compared to $731,142 and 47% for the fiscal year ended September 30, 2005. The reason for the change experienced was the streamlining of the operation.

Custom Products and Services accounted for 39% and 44% of total revenues respectively in fiscal year 2006 and fiscal year 2005. The decrease is attributable to a larger base in overall revenues resulting from increased revenues in the training subscriptions segment of the business.

Cost of Revenues
Cost of revenues decreased by $216,690, or 14%, to $1,342,006 in 2006 from $1,558,696 in 2005 primarily due to lower costs incurred in labor and technical assistance expense categories resulting from a streamlining of the operation. Cost of revenues as a percentage of sales decreased to 32% in 2006 from 43% in 2005. The main costs included in cost of revenues are labor related costs, including salaries, payroll taxes and benefits. Labor related costs include the labor of the Company’s production group required to build software content and/or complete the tasks required by contracts/services from specific customers/clients.

Training subscription cost of revenues decreased by 18% to $596,874 in fiscal year 2006 from $727,568 in fiscal year 2005. This decrease is due to cost reductions in labor resulting from a streamlining of the operation. The gross profit margin realized on training subscription revenues in the fiscal year ending September 30, 2006 was 77% versus 64% in the reporting period of one year ago.

Custom products and services cost of revenues decreased by 10% to $745,132 in fiscal year 2006 from $831,128 in fiscal year 2005. The decrease in cost of revenues on similar revenue levels between the fiscal years is primarily attributable to cost reductions in labor and technical assistance resulting from streamlining.

The method of discreet cost identification (rather than cost allocation on the basis of estimates) was utilized in the reclassification of cost of revenues between the 2 segments in fiscal years 2006 and 2005. The effect of the reclassifications in the fiscal year 2006 and 2005 was to increase training subscription cost of revenues and decrease custom products and services cost of revenues by $287,616 and $388,714, respectively.

The elements of labor that comprise the Company’s production group include instructional design, programming, media production, and training delivery. Included in costs of revenue also are minor amounts of billable costs, such as supplies or hardware, that are able to be passed directly through to a customer based upon the covenants contained in a specific contract. Direct costs related to training subscriptions are minor because the software content of the underlying subscription has already been built (labor cost of such content is amortized over five years) and, typically, such subscriptions are subject only to minor customization costs to fit the needs of a specific customer.

Marketing and Related Labor Expenses
Marketing and related labor expenses increased by $127,213, or 14%, to $1,068,252 in 2006 from $941,039 in 2005. The increase is mainly attributable to increased labor related expenses partially offset by decreased sales consulting expenses. Increased labor related expenses ($677,684 in fiscal year 2006 compared to $509,160 in fiscal year 2005) are as a result of an increasing internal investment to more effectively manage our various industry segments. It is anticipated that marketing and related labor expenses will increase during 2007 due to the anticipated addition of sales personnel.

Reseller Commissions
Reseller commissions increased $56,418, or 22%, to $307,380 in 2006 from $250,962 in 2005. This expense increase is the direct result of an increase in training subscription revenues generated from sales resources external to the Company. Reseller commissions are expected to rise in proportion to anticipated revenue increases as continued reliance is placed on this channel.

Bad debt expense
Bad debt expense fell to $12,111 in fiscal year 2006 from $171,230 in fiscal year 2005. This large decrease was primarily due to the one time write off in fiscal year 2005 of revenue that had been due from the Pennsylvania State System of Higher Education Foundation, Inc.

Depreciation and Amortization
Depreciation and amortization decreased by $29,067, or 17%, to $144,113 in 2006 from $173,180 in 2005. The decrease is due to an increase in fully depreciated assets in comparing the two fiscal years.

General and Administrative Expenses
General and Administrative expenses decreased by $489,240, or 25%, to $1,488,786 in fiscal year 2006 from $1,978,026 in fiscal year 2005. The significant expense categories of decrease in comparing the two fiscal years are the costs of labor and an overall reduction in infrastructure general and administrative expenses. The labor decrease ($579,589 in fiscal year 2006 compared to $915,713 in fiscal year 2005) is due to management and staff reductions to realign the infrastructure of the Company. The overall reduction in infrastructure general and administrative expenses ($909,197 in fiscal year 2006 compared to $1,062,313 in fiscal year 2005) is the result of overhead efficiencies achieved.

Income from Operations
Income from Operations increased by $1,265,930 to ($221,044) in fiscal year 2006 from ($1,486,974) in fiscal year 2005. Principally, the increase is due to increased revenues, decreases in cost of revenues, and the realization of cost efficiencies in administrative expenses.

Other Income (Expense)
The main increases in other income are attributable to the gain realized from a liability insurance settlement of $80,106, and $30,276 realized in the sale of a small business segment. The gains were partially offset by an increase attributable to interest expense resulting from rising interest rates on debt in fiscal year 2006 compared to 2005. Interest expense on debt was $84,435 in fiscal year 2006 compared to $56,208 in fiscal year 2005.

Net Loss
The operation sustained a net loss of $147,021 in fiscal year 2006 compared to a net loss of $976,760 in fiscal year 2005. The decrease in net loss of $829,739 is due mainly to increased revenues, reductions in cost of revenues, and infrastructure expenses to align more directly with revenues, and partially offset by a reduction in the resulting federal income tax benefits.

Trends, Uncertainties, or Other Material Impacts upon Revenue
Known trends or uncertainties that have or are reasonably expected to have a material impact upon revenues include: (1) the general market resistance to on-line training; (2) that many industry associations develop free or lower cost training against which we find it difficult to compete; (3) that our annual subscription revenue model is generally not accepted by the industry; (4) that we may not readily be able to adapt to wireless training and continue with our competitive advantages; and (5) that companies, who may be potential clients, are increasingly deciding to develop and deliver on-line training programs through internal efforts.

Vivid Learning Systems has an operating history of 11 years. Other than the loss of revenue from the Pennsylvania State System of Higher Education Foundation, Inc. in 2005, Vivid’s management team has not experienced any infrequent events, transactions, or significant economic conditions that materially impact the amount of revenue.

Liquidity and Capital Resources
Historically, the Company has financed its cash flow requirements through the management of its line of credit, local economic development loans, and cash generated from operations. As of September 30, 2006, the Company had cash of $166,645 as compared to $16,622 as of September 30, 2005.

As of September 30, 2006, the Company’s major shareholder has a line of credit with Key Bank with a maximum credit facility of $1,000,000 at an annual interest rate of 8.25%. The Company has an underlying intercompany agreement with the major shareholder to make draws as required for operations on the line of credit. The borrowings under this line at September 30, 2006 attributable to the Company are $670,702 and are recorded as a short-term related party payable. On October 20, 2006 the Company converted the $670,702 in related party short-term debt due to the major shareholder into 1,341,404 shares of common stock.

Net Cash Provided by Operating Activities
Cash flows provided by operating activities amounted to $669,354 in fiscal year 2006 compared to cash flows used by operating activities of $562,253 in fiscal year 2005. The main reasons for the increase are attributable to a decrease in net loss generated by the operation of $829,739 and a decrease in other current assets of $456,144, offset by decreases in accrued payroll related expenses of $168,008, and other current liabilities of $141,984 in the comparison of the same period of the two fiscal years.

Net Cash Used in Investing Activities
Cash flows used in investing activities decreased by $216,829 to $142,748 in fiscal year 2006 from $359,577 in fiscal year 2005. The decrease is attributable to lower expenditures related to the acquisition of software, costs associated with internally developed software, and property and equipment.

Resources Provided by Financing Activities
Cash flows, and non-cash transactions provided in financing activities, including conversion of related party short-term debt into common stock, proceeds of an economic development loan, and lease financing, decreased by $24,624 to $864,377 in fiscal year 2006 compared to cash flows provided by financing activities of $889,001 in fiscal year 2005. It should also be noted that the Company converted $1,094,477 of related party debt into additional paid in capital in a non-cash transaction with its parent company. In September 2006, the Company received proceeds of $175,000 through a financing arrangement with a local economic development district.

Accounts and Contracts Receivable
The decrease in current receivables and contracts as of September 30, 2006 compared to the balance as of September 30, 2005 was $382,277. The decrease in current receivables and contracts is attributable primarily to greater efficiencies achieved in collection activities and improved negotiated payment terms with large customers. Significant portions of Vivid receivables are owed from federal and state governments, large utilities, large hospitals, and contracted renewals for subscription clients. Since Vivid WA’s formation in 1995, in each fiscal year less than 2% of recorded revenues on an average annual basis have required a write-off, although in fiscal year 2005 the write-off was 4.8%.

Future Needs
We believe that our anticipated cash flow from operations will be sufficient to satisfy our operating requirements for at least the next 12 months. Our future capital requirements and the adequacy of funds available will depend upon many factors, including cash flow generated from operations, customer retention, new product development, expanded marketing requirements, and future acquisitions. Changes in these factors, or other unexpected events, may cause us to seek additional financing sooner than anticipated. Financing may not be available on acceptable terms, or at all, and our failure to raise capital could have a material adverse effect on our growth plans and our financial condition and results of operations.

Other Material Events
Vivid’s management is not aware of any current or anticipated material events that are reasonably likely to have a material impact on future operations or liquidity. Other possible negative material events include downward pricing pressure, a marked decline in the subscription renewal rate, a marked decline in the Vivid revenue growth rate, a loosening or rollback in the regulatory environment, unforeseen technologies which render the Vivid program less competitive, and the inability to raise capital to adequately fund our growth strategy.

Off-Balance Sheet Arrangements
Off-balance sheet items that could have a material current or future effect on the financial statements taken as a whole include the following:

• The Company is a guarantor on Nuvotec USA’s (the Company's parent) line of credit. The overall line is $1 million and is collateralized by accounts receivable of the parent and the Company. The line cannot be drawn upon beyond 80% of receivables. Receivable coverage of the line is monitored by the bank, which reduces the risk of loan forfeiture.

• The Company has guaranteed the market price of common stock to be issued in connection with the acquisition of ImageWorks. The projected price point of $3 per share for the stock represents 100,000 shares, which is less than 1% of the presently issued outstanding shares of the Company. The acquisition agreement contains a provision for a potential cash-out to the former owners of ImageWorks on common stock warrants. If the remaining warrants are exercised then 100,000 additional shares could be issued, which presently represents less than 1% of the issued outstanding shares of the Company.

 • Future minimum lease payments for office space total $505,681 for operations in fiscal years 2007 to 2011.

Material Commitments for Capital Expenditures
There presently exist no material commitments to outside vendors for capital expenditures other than two capital lease obligations recorded on the balance sheet for leasehold improvements at the Bedford Street location and the purchase of a telephone system. As part of the general replacement budget, $100,000 is budgeted for fiscal year 2007 for general purpose replenishment of fully depreciated hardware and software. The anticipated funding source for this budget item will be the cash flows generated by operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and report of independent registered certified public accounting firm are included herein immediately following the signature page to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters in 2006.

ITEM 8A.  CONTROLS AND PROCEDURES

Our current principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on their evaluation, the Company’s current principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (“SEC”).

There have not been any significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.
PART  III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding our executive officers appears under “Executive Officers” in our Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding our Audit Committee and our Audit Committee’s financial expert appears under “Audit Committee Report” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

Our Code of Ethics is incorporated by reference to our Form 10-KSB filed with the SEC on December 28, 2005 and is also available online on our website at www.learnatvivid.com. We will post amendments to or waivers from a provision of our Code of Ethics with respect to those persons on our website at www.learnatvivid.com.

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Information about compensation of our named executive officers appears under “Executive Compensation” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 13.  EXHIBITS

The following exhibits filed as a part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

Exhibit Number	Description

3.1	Certificate of Incorporation, Applied Tecknowledgey, Inc., Washington, March 2, 1995*
3.2	Articles of Amendment of Applied Tecknowledgey, Inc., Washington, April 3, 1997*
3.3	Amended and Restated Articles of Incorporation of Vivid Concepts, Inc., Washington, September 2, 1997*
3.4	Certificate of Amendment, Vivid Concepts, Inc., Washington, February 23, 2000*
3.5	Certificate of Incorporation of Vivid Learning Systems, Inc., Delaware, December 23, 2003*
3.6	Amended and Restated Articles of Incorporation of Vivid Learning Systems, Inc., Washington, December 24, 2003*
3.7	Bylaws of Applied Tecknowledgey, Inc., Washington, May 24, 1995*
3.8	Amended and Restated Bylaws of Vivid Learning Systems, Inc., Washington, November 25, 2003*
3.9	Bylaws of Vivid Learning Systems, Inc., Delaware, December 2003*
4.1	Specimen Certificate of Common Stock*
4.2	Warrant issued to Matt Hammer, May 25, 2004*
4.3	Warrant issued to Nick Bauer, May 25, 2004*
4.4	Stock Option issued to Jackson Steinem, December 23, 2003**
4.5	Form of Option for 2003 Stock Option Plan, Incentive*
4.6	Form of Option for 2003 Stock Option Plan, Nonqualified*
10.1	2003 Stock Option Plan, Vivid Learning Systems, Inc., Delaware*
10.2	Lock Up Agreement, February 2004*
10.3	Lease for 723 The Parkway, Richland, Washington*
10.4	Lease for 2345 Stevens Road, Richland, Washington**
10.5	Contract between Human Resource Novations, Inc. and Vivid Concepts, Inc., dated April 21, 1999**
10.6	Management Contract with Nuvotec, Inc.****
10.7	Contract with Fluor Hanford, Inc.***
10.8	Contract with Pennsylvania State System of Higher Education Foundation, Inc., dated August 18, 2004***

10.9	Asset Purchase Agreement with FoodSafety, Inc.****
10.10	Share Exchange Agreement ImageWorks Media Group, Inc.****
10.11	Agreement between Vivid Learning Systems, Inc. and Nuvotec USA, Inc., regarding Line of Credit *****
10.12	Asset Purchase Agreement with TrueActive Software, Inc. , which includes as Exhibit B the Employment Agreement with Richard Eaton, president of TrueActive Software, Inc. *****
10.13	Conveyance, Bill of Sale and Assignment Agreement between Vivid Learning Systems, Inc. and TrueActive Software, Inc. *****
10.14	Promissory Note issued to TrueActive Software, Inc. *****
10.15	Letter from Nuvotec USA, Inc. assuming from Vivid Learning Systems, Inc. the obligations to TrueActive Software, Inc., dated September 26, 2005 *****
10.16	Agreement between Vivid Learning Systems, Inc. and Nuvotec USA, Inc. regarding Line of Credit with Key Bank *****
10.17	Lease for 5728 Bedford Street, Pasco, Washington (filed herewith)
14	Code of Ethics ******
21.1	List of Subsidiaries**
23.1	Accountant’s Consent, Williams & Webster, P.S. (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*Previously filed with the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on June 8, 2004.

**Previously filed with the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on August 12, 2004.

*** Previously filed with the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on February 3, 2005. The Securities and Exchange Commission granted Vivid's application to seek confidential treatment of certain portions of Exhibit 10.08 under Rule 406 of the Securities Act of 1933, as amended. Omitted material for which confidential treatment was granted was filed separately with the Securities and Exchange Commission.

**** Previously filed with the Company’s Registration Statement on Form SB-2 Filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on December 23, 2004.

***** Previously filed with the Company’s Registration Statement on Form SB-2 Filed with the Securities and Exchange Commission, Registration Statement No. 333-116255, on January 14, 2005.

******Previously filed with the Company’s fiscal year 2005 10-KSB on December 28, 2005.

(b) Vivid filed the following reports on Form 8-K during the last quarter of its fiscal year ended September 30, 2006:

On September 8, 2006, Vivid filed a Form 8-K to announce that it had signed an agreement with the Benton-Franklin Economic Development District for an economic development loan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. of Spokane, Washington for the audit of Vivid's annual financial statements and review of the financial statements included in the Vivid’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $58,200 and 53,377, respectively.

(2)  Audit Related Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for audit related fees for fiscal years 2006 and 2005 were $22,176 and $21,500, respectively.

(3)  Tax Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for tax related services for fiscal years 2006 and 2005 were $3,845 and $3,800, respectively.

(4)  All Other Fees

Vivid did not incur any other fees apart from those listed above during the fiscal years 2006 and 2005.

(5)  Audit Committee Policies and Procedures

Vivid does have an Audit Committee. The Audit Committee’s report, as well as its pre-approval policies and procedures appear under “Report of the Audit Committee” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report The Audit Committee and the Board of Directors of Vivid approved all of the services rendered to Vivid by Williams & Webster, P.S. for fiscal years 2006 and 2005.

(6)  Audit Work Attributed to Persons Other than Williams & Webster, P.S.'s Full-time, Permanent Employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIVID LEARNING SYSTEMS, INC.

Date: December 28, 2006	By:	/s/
	Name:	Christopher L. Britton
	Title:	CEO and Vice-Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Christopher L. Britton	Chief Executive Officer and Vice-Chairman	December 28, 2006
/s/ Robert Blodgett	Treasurer, Chief Financial and Accounting Officer	December 28, 2006
/s/ Sandra Muller	Secretary, Corporate Counsel	December 28, 2006
Board of Directors
/s/ Robert Ferguson	Chairman	December 28, 2006
/s/ Andrew Thoresen	Director	December 28, 2006
/s/ Robert Turner	Director	December 28, 2006
/s/ William N. Lampson	Director	December 28, 2006

Vivid Learning Systems, Inc. Richland, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Vivid Learning Systems, Inc. as of September 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vivid Learning Systems, Inc. as of September 30, 2006 and 2005 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 21, 2006

VIVID LEARNING SYSTEMS, INC.
Consolidated Financial Statements and
Report of Independent Registered Certified Public Accounting Firm
September 30, 2006 and 2005

INDEX TO FINANCIAL STATEMENTS

Vivid Learning Systems, Inc.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$166,645	$16,622
Accounts and contracts receivable	700,115	1,028,197
Accounts and contracts receivable, Fluor Hanford	27,077	81,272
Prepaid expenses	119,110	105,867
Other current assets	219,795	374,059
TOTAL CURRENT ASSETS	1,232,742	1,606,017

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,318,651	1,223,847
Less: Accumulated depreciation and amortization	(862,828)	(892,570)
TOTAL PROPERTY, PLANT AND EQUIPMENT	455,823	331,277

OTHER ASSETS
Software, net of amortization	1,485,038	1,654,305
Intangibles, net of amortization	436,943	537,943
Goodwill	375,000	375,000
Long-term contracts receivable	244,375	368,542
Deferred tax asset	505,867	460,081
TOTAL OTHER ASSETS	3,047,223	3,395,871

TOTAL ASSETS	$4,735,788	$5,333,165

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$94,049	$129,539
Payable to related party	670,702	1,000,000
Accrued contract labor	160,300	243,879
Other current liabilities	63,136	183,035
Unearned revenue	20,355	44,376
Notes payable, related parties	111,853	111,000
Current portion of long-term liabilities	25,795	-
TOTAL CURRENT LIABILITIES	1,146,190	1,711,829

LONG-TERM LIABILITIES
Long-term debt	162,579	-
Related party payables	422,325	1,753,145
Other long-term liabilities	122,096	-
TOTAL LONG-TERM LIABILITIES	707,000	1,753,145

TOTAL LIABILITIES	1,853,190	3,464,974

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 12,030,674 and 10,247,996
shares issued and outstanding, respectively	1,203	1,025
Additional paid-in capital	3,673,311	2,512,061
Accumulated deficit	(791,916)	(644,895)
TOTAL STOCKHOLDERS' EQUITY	2,882,598	1,868,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,735,788	$5,333,165

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 30,	September 30,
	2006	2005

REVENUES
Training subscriptions	$1,977,293	$1,423,787
Training subscriptions, Fluor Hanford	565,003	600,102
Custom products and services	1,378,995	1,344,410
Custom products and services, Fluor Hanford	220,313	217,860
	4,141,604	3,586,159

COST OF REVENUES
Training subscriptions	596,874	727,568
Custom products and services	745,132	831,128
	1,342,006	1,558,696

GROSS PROFIT	2,799,598	2,027,463

EXPENSES
Marketing and related labor expenses	1,068,252	941,039
Bad debt expense	12,111	171,230
Reseller commissions	307,380	250,962
Depreciation and amortization	144,113	173,180
Wages and contract labor	579,589	915,713
Other operating expenses	909,197	1,062,313
TOTAL OPERATING EXPENSES	3,020,642	3,514,437

INCOME (LOSS) FROM OPERATIONS	(221,044)	(1,486,974)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	75,000
Gain on sale of equipment and intangible assets	30,276	-
Other miscellaneous income	80,106	2,713
Interest income	2,075	569
Interest expense	(84,435)	(56,208)
TOTAL OTHER INCOME (EXPENSE)	28,022	22,074

INCOME (LOSS) BEFORE INCOME TAXES	(193,022)	(1,464,900)

INCOME TAX BENEFIT (EXPENSE)	46,001	488,140

NET INCOME (LOSS)	$(147,021)	$(976,760)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.10)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	11,147,261	10,247,996

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED EARNINGS
	Shares	Amount	CAPITAL	(DEFICIT)	TOTAL

Balance, September 30, 2004	10,197,996	1,020	2,469,626	331,865	2,802,511

Common stock issued for legal services at $0.10 per share	50,000	5	4,995	-	5,000

Options issued for legal services	-	-	8,000	-	8,000

Options issued as compensation	-	-	29,440	-	29,440

Net loss for the year ended September 30, 2005	-	-	-	(976,760)	(976,760)

Balance, September 30, 2005	10,247,996	1,025	2,512,061	(644,895)	1,868,191

Common stock issued in exchange for elimination of
inter-company debt	1,709,303	171	1,094,306	-	1,094,477

Common stock issued for compensation	40,000	4	19,996	-	20,000

Common stock issued for exercise of options at $0.25 per share	33,375	3	8,341	-	8,344

Options issued as compensation	-	-	38,607	-	38,607

Net loss for the year ended September 30, 2006	-	-	-	(147,021)	(147,021)

	12,030,674	$1,203	$3,673,311	$(791,916)	$2,882,598

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 30,	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(147,021)	$(976,760)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	144,113	173,180
Amortization of capitalized software	269,109	296,551
Bad debt expenses	12,111	171,230
Gain on settlement of debt	-	(75,000)
Gain on sale of assets	(30,276)	-
Changes in deferred tax assets and liabilities	(45,786)	(456,228)
Common stock issued for compensation	20,000	13,000
Options issued for compensation	38,607	29,440
Changes in assets and liabilities:
Accounts and contracts receivable	382,277	369,597
Employee receivable	-	22,222
Related party receivables, net	-	3,894
Prepaid expenses	(13,243)	(37,054)
Other current assets	154,264	(301,880)
Accounts payable	(35,490)	(60,049)
Accrued payroll and related expenses	(83,579)	84,429
Long-term receivable contracts	124,167	145,000
Other current liabilities	(119,899)	22,085
Unearned revenue	(24,021)	14,090
Net cash provided (used) by operating activities	669,354	(562,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(36,835)	(93,127)
Acquisition of software	(105,913)	(266,450)
Net cash used by investing activities	(142,748)	(359,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	8,344	-
Payments on notes payable, related party	(547,587)	(325,000)
Payments on other long-term liabilities	(12,340)	-
Proceeds from long-term debt	175,000	-
Proceeds from related party financing transactions including line of credit	-	1,214,001
Net cash provided (used) by financing activities	(376,583)	889,001

Net increase (decrease) in cash	150,023	(32,829)

Cash at beginning of period	16,622	49,451

Cash at end of period	$166,645	$16,622

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$84,435	$56,208
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for related party debt	$1,094,477	$-
Note receivable for sale of equipment and intangible assets	$45,000	$-
Capital lease for equipment	$46,483	$-
Leasehold improvements financed	$100,000	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations
Vivid Learning Systems, Inc. (hereinafter “Vivid Washington”) was incorporated in 1995 in the State of Washington under the name of Vivid Concepts, Inc. Prior to December 23, 2003, Vivid Washington was a wholly owned subsidiary of Nuvotec, Inc., a technology commercialization corporation based in Washington State. On December 23, 2003, Nuvotec, Inc., exchanged all of its 7,000,000 common stock shares in Vivid Washington for 8,100,000 shares of common stock with a par value of $0.0001 in a newly formed Delaware corporation also named Vivid Learning Systems, Inc. The Delaware company (“Company” or “Vivid Delaware”) serves as the holding company and parent and sole shareholder of the operating entity (“Vivid Washington”). An additional 1,987,996 shares of the Company’s common stock was issued in a private placement to approximately seventy individual Stockholders at September 30, 2004.

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

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. At September 30, 2006 and 2005, all Company receivables are considered collectible and no additional valuation allowance is deemed necessary. The Company’s bad debt expense for the years ended September 30, 2006 and 2005 was $12,111 and $171,230, respectively.

The Company does not accrue interest on trade receivables.

Advertising
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $36,471 and $40,773 for the years ended September 30, 2006 and 2005, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. At September 30, 2006 and 2005, the Company did not have any cash equivalents.

Compensated Absences
The Company leases all of its employees from HRnovations, Inc., which is co-owned and managed by a member of Vivid’s board of directors. The Company, whose primary shareholder is Nuvotec USA, Inc., is part of a multi-employer plan, which is administered by HRnovations, Inc. Leased employees are entitled to paid personal time dependent upon the length of service. Accruals of compensated absences at September 30, 2006 and 2005 of $63,443 and $28,947, respectively, are reflected in the Company’s balance sheets and included in the captioned liability “accrued contract labor.”

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

As of September 30, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income (loss) available to common Stockholders by the weighted average common shares outstanding for the period.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable, and accrued expenses. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006 and 2005.

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

The Company’s major shareholder has a line of credit with Key Bank. As renewed on March 15, 2005, the line has a maturity date of December 31, 2006, a maximum credit facility of $1,000,000 and an initial annual interest rate of 7.5%. The rate is a variable rate tied to the bank’s prime rate. At September 30, 2006 and 2005, outstanding borrowings under this line were $1,000,000, of which $670,702 and $1,000,000, respectively, were attributable to the Company. The borrowings under this line at September 30, 2006 and 2005 attributable to Vivid are recorded as a short-term related party payable. Vivid provides an unlimited guarantee for the amount owing on the line of credit and offers its assets as collateral as described in an executed commercial security agreement. The amounts of interest paid related to this line of credit are contained in the Company’s consolidated statements of cash flows for all periods presented.

Interest expense is accrued monthly on the portion of inter-company debt that is related to the net draws by Vivid on the line of credit. Inter-company transactions typically represent current obligations paid on Vivid’s behalf by Nuvotec, or advanced to the Vivid operation for its own operating needs through the line of credit. The inter-company line of credit payable account at month end is subject to interest accrual/pass-through for that indebtedness as per the interest charged by Key Bank on the line of credit.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2006 and 2005.

Intangible Assets

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of ImageWorks Media Group. The Company reviews periodically its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2006, no impairment was deemed necessary for the Company’s goodwill.

A noncompetition agreement, customer list, contracts in place and technology software are included in intangible assets on the balance sheet. These items represent a portion of the acquisition cost of ImageWorks Media Group, Inc. in 2004. The noncompetition agreement is being amortized on the straight-line method over a three-year period. For the years ended September 30, 2006 and 2005, related amortization expense was $100,000 and $100,000, respectively.

Intangible assets also include software and related materials, copyrights, trademarks, patent applications and database assets and are amortized over their useful lives.

Management Services Provided by Nuvotec
In Vivid’s consolidated statements of income, “Other Operating Expenses” contains amounts that represent allocations of central overhead expenses, including legal and contracts, finance (including accounting and reporting, receivables and collection activities, payables and cash management, budgeting, etc.), executive and administrative expenses that are applied to the Vivid operation. The majority of the allocated expenses represent labor related costs applied to the Vivid operation. All identifiable direct costs of administration are booked directly to the Vivid operation. Detailed time charges are accounted for daily by all personnel, including Nuvotec central administrative personnel with time charged to Vivid tasks. These tasks and costs are analyzed on a recurring basis to adjust the amount of the allocation of central overhead costs to Vivid and are as follows:

Year Ending September 30, 2006:   $86,803
Year Ending September 30, 2005: $160,000

The reduced amount in allocated overhead for the year ending September 30, 2006 is attributable to attenuated Nuvotec overhead resources.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the inter-company accounts and transactions. The wholly owned subsidiaries of the Company are Vivid Washington, Inc., and ImageWorks Media Group, Inc.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated utilizing the straight-line method over estimated useful lives of three to ten years. Amortization of leasehold improvements is provided using the straight-line method over the term of the lease plus options. See Note 13.

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

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by Statement of Financial Accounting Standard No. 109 to allow recognition of such an asset. See Note 15.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have an immediate material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2006 presentation. The reclassifications have no effect on net assets, net revenues, or net earnings.

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

Reseller Commissions and Royalty Expenses
Reseller commissions are recorded as an expense if the cumulative affirmative impact of indicators of gross revenue reporting, as outlined in EITF 99-19, Indicators 7-14, are met by the Company in the transaction. The Company pays each of the channel partners a commission, or a referral fee of between five and fifty percent of net revenue depending upon their annual sales levels and other criteria, which is recorded as a selling expense, strictly on a success basis as a result of selling the Company’s products and services to third party customers. The Company has contractual arrangements with each of these partners that range from one to two years.

Expenses paid to resellers are recorded as a reduction of the underlying selling price if the cumulative affirmative impact of indicators of net revenue reporting, as outlined in EITF 99-19, Indicators 15-17 are present in the transaction. The Company does not provide any consideration to the resellers’ end-users other than negotiated price discounts for subscriptions based on the size of the contract. Contract size is defined by the number of employees (seats), number of lessons and length of the contract.

The Company renewed, effective July 1, 2004 for three additional years, a material reseller agreement with Element K of Rochester, New York.

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

NOTE 3 - SOFTWARE

Software development costs consist of the following at the dates shown:

	September, 30, 2006	September 30, 2005
Software development costs	$3,467,456	$3,367,614
Accumulated amortization	(1,982,418)	(1,713,309)
	$1,485,038	$1,654,305

The Company amortizes its existing software products over a period of five years. For the years ended September 30, 2006 and 2005, $269,109 and $296,551 of amortization expense were recorded, respectively.

NOTE 4 - REVENUE AND COST RECOGNITION

The Company’s custom products and services contracts are contracted primarily on a fixed unit rate basis, with underlying hourly billing rates negotiated with the customer. The contract revenues are earned as hours are expended and reimbursable costs are incurred.

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At September 30, 2006 and September 30, 2005, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2006 and 2005, the current related party payables consisted of $670,702 and $1,000,000, respectively, of borrowing from Nuvotec, Inc.’s line of credit and current amounts due to the former owners of ImageWorks of $75,000 in cash or stock (as described more fully in Note 2). The long-term related party payable consists of borrowing from Nuvotec of $109,178 and $1,328,145. The amounts due to the former owners of ImageWorks were $350,000 and $425,000, respectively.

The majority owner of the Company has been providing financial resources for the Company which are recorded as an inter-company payable as draws are made. The boards of directors of the Company and the majority owner have approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. During the fiscal year ended September 30, 2006 the Company converted $1,094,477 in related party long-term debt due to Nuvotec, USA, Inc., into 1,709,303 shares of common stock.

Related party management fees are discussed in Note 2 and related party leasing activities are discussed in Note 10.

NOTE 6 - PROFIT-SHARING AND PENSION PLANS

The Company’s 401(k) plan implemented in 1999 covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. The Company makes a contribution equal to one-half of the employee’s contribution up to the maximum of 5%. Employees’ contributions may not exceed 18% of their compensation for the plan year (maximum reflects money purchase and 401(k) combined). Company contributions to the 401 (k) plan for the years ended September 30, 2006 and 2005 amounted to $51,625 and $37,557, respectively.

The plan includes a profit sharing component wherein the Company can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. The Company did not make any profit sharing contributions in 2006 or 2005.

NOTE 7 - NOTES AND LOANS PAYABLE

The Company’s long-term liabilities at September 30, 2006 and 2005 are as follows:

	2006	2005
Note payable to Benton-Franklin Economic Development District, due in monthly installments of $2,560, payable at 10.5% interest
per annum, maturing September 1, 2015, uncollateralized	$175,000	$-

Agreement with third party lessor for building improvements
due in monthly installments of $1,200, payable at 7.75% interest
per annum, due December 1, 2010 with additional five year	95,179	-
option which, if not exercised, results in a lump sum payment of $50,000 as payment to fully amortize the leasehold
improvements, collateralized

Note payable, to FoodSafety.com, due in monthly installments of $3,3441, payable at 4.8% per annum, maturing in July, 2009, uncollateralized, related party	109,178	145,178

Notes payable to related party, uncollateralized	425,000	1,718,967

Capital lease obligation for phone system, due in monthly installments of $775, payable at 11% interest per annum, due February 28, 2011, collateralized	40,291	-
	844,648	1,864,145
Less: Current portion
Notes payable	25,795	-

Notes payable, related party	111,853	111,000
	$707,000	$1,753,145

NOTE 8 - CAPITAL STOCK

The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At September 30, 2006, no preferred stock has been issued by the Company.

The Company has committed 100,000 shares of common stock with a value of $25,000 to the former owners of ImageWorks relating to the acquisition of ImageWorks.

During the fiscal year ended September 30, 2006 the Company converted $1,094,477 in related party long-term debt due to Nuvotec, USA, Inc., into 1,709,303 shares of common stock. See Note 5.

During the fiscal year ended September 30, 2006, 40,000 shares were issued to a related party for services and were recorded at fair market value for $20,000. Also during the fiscal year, options were exercised at $0.25 in exchange for 33,375 shares of stock for $8,344 in cash.

During 2005, 50,000 common shares were issued for the exercise of options previously issued legal services at a price of $0.10 per share for a total cost of $5,000.

NOTE 9 - STOCK OPTIONS AND WARRANTS

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

During the year ended September 30, 2005, 318,792 options vested which had been issued in 2004, and had a fair value of $25,503.

During the year ended September 30, 2005 additional options totaling 87,500 were issued of which 21,875 had vested and had a fair value of $3,937.

During the year ended September 30, 2006, 36,666 options vested which had been issued in 2004, and had a fair value of $5,830.

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 3%, volatility is 0.3 and expected life is 3 years.

During the year ended September 30, 2006 additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%, volatility is 1.0136 and expected life is 3 to 5 years.

The following is a summary of stock option activity:

Equity compensation plans approved by Stockholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	570,940	$0.33	1,745,685
Total	570,940		1,745,685

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2004	866,334	$0.24
Granted	87,500	0.25
Exercised	(50,000)	0.10
Expired or terminated	(399,500)	0.25
Outstanding at September 30, 2005	504,334	$0.25
Options exercisable at September 30, 2005	138,584	$0.25
Weighted average fair value of options granted during 2005	$0.18

Outstanding at October 1, 2005	504,334	$0.25
Granted	153,606	0.54
Exercised	(33,375)	0.25
Expired or terminated	(53,625)	0.25
Outstanding at September 30, 2006	570,940	$0.33
Options exercisable at September 30, 2006	365,189	$0.31
Weighted average fair value of options granted during 2006	$0.54
Total compensation costs related to non-vested stock options as of September 30, 2006		$36,000
Weighted average period of nonvested stock options as of September 30, 2006		2.00 years

Common Stock Warrants
Pursuant to the acquisition of ImageWorks, 200,000 warrants to purchase the Company’s common stock were granted in May 2004 of which 100,000 remain outstanding as of September 30, 2006. The warrants have an exercise price of $3.00 and a term of four years. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%, volatility is 1.0136 and expected life is 4 years. The warrants had no estimated fair market value at issuance.

In May 2005, 80,000 warrants were issued and remain outstanding as of September 30, 2006. The warrants have an exercise price of $1.00 and a term of four years. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%, volatility is 0.3 and expected life is 4 years. The value of the unvested warrants at September 30, 2006 was $182.

NOTE 10 - LEASE COMMITMENTS

The Company rents office space on an annual basis from Nuvotec through December 31, 2006 and, thereafter, on a month to month basis and is responsible for excise tax and maintenance expenses based upon its share of office space occupancy in relation to the total office space leased by Nuvotec. The Company paid $70,448 and $121,381 for rent, excise tax and maintenance of this property for the years ended September 30, 2006 and 2005, respectively.

The Company leases office space for ImageWorks from the previous owners of ImageWorks at $7,750 per month. The lease expires April 30, 2009.

The Company leases office space from a third party consisting of a base rent of $5,000 per month with an option for an additional five year term. The lease expires December 31, 2010.

Minimum rental payments over the terms of the leases are as follows for the fiscal years ended September 30:

2007	$163,431
2008	$153,000
2009	$114,250
2010	$60,000
2011	$15,000

NOTE 11 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the year ended September 30, 2006 and 2005, services provided to these contractors aggregated $1,036,023 and $873,278, representing 25% and 24% of total revenue, respectively. At September 30, 2006 and 2005, amounts due from these contractors are included in accounts receivable in the amounts of $54,614 and $82,058, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Fiscal Year Ending 9/30/06	Fiscal Year Ending 9/30/05
Revenues—Fluor Hanford	$785,316	$817,962
Accounts Receivable Fluor Hanford	$27,077	$81,272

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the years ending September 30, 2006 and 2005, the Company incurred $62,490 and $18,806 in royalty obligations, respectively, which are recorded in marketing expense. At September 30, 2006 and 2005, the Company accrued $0 and $11,719, respectively, in royalty obligations which are recorded in other current liabilities on the balance sheet.

NOTE 13 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2006	September 30, 2005

Computers and equipment	$1,060,240	$1,103,359
Furniture and fixtures	141,209	120,488
Leasehold Improvements	117,202	-
	1,318,651	1,223,847
Less accumulated depreciation	(862,828)	(892,570)
Property and equipment, net	$455,823	$331,277

Depreciation expense for the years ended September 30, 2006 and 2005 was $44,113 and $73,180, respectively.

NOTE 14 - ACQUISITIONS

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

NOTE 15 - INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:

	September 30, 2006		September 30, 2005
	Amount	Percent	Amount	Percent
Recorded tax provision	$(65,645)	34	$(498,066)	34
Amortization book to
tax difference	(300)	nil	(2,173)	nil
Stock and options effect	17,944	nil	10,010	nil
Other permanent adjustments	2,000	nil	2,089	nil
Total current tax expense (benefit)	$(46,001)	34	$(488,140)	34

The current tax benefit, computed at the federal statutory rate of 34%, is allocated to the majority shareholder, Nuvotec, Inc. and is reported for tax filing purposes as part of the consolidated group.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at September 30, 2005 and 2004 are as follows:

	September 30, 2006	September 30, 2005

Deferred tax asset:
Net operating loss carryforwards	$534,141	$488,140
Temporary difference in depreciation methods	(46,218)	(38,069)
Stock options	17,944	10,010
Total deferred tax asset	$505,867	$460,081

NOTE 16 - SEGMENT INFORMATION

The Company has two operating segments at September 30, 2006: training subscriptions and custom products and services.

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Training subscriptions derives revenues from the sale of computer-based safety training products and services throughout the United States. Custom products and services derives its revenue from custom products and services designed specifically for the end user.

Segment information (after inter-company eliminations) for the years ended September 30, 2006 and 2005 is as follows:

	September 30, 2006	September 30, 2005

Revenues:
Training subscriptions	$2,542,296	$2,023,889
Custom products and services	1,599,308	1,562,270

Total Revenues	$4,141,604	$3,586,159

Income (loss) before income taxes:
Training subscriptions	1,945,422	1,296,321
Custom products and services	854,176	731,142
Corporate	(2,992,620)	(3,492,363)

Income (loss) before income taxes	$(193,022)	$(1,464,900)

	September 30, 2006	September 30, 2005

Identifiable assets:
Training subscriptions	$1,485,038	$1,654,305
Custom products and services	379,047	226,661
Corporate	2,871,703	3,452,199
Total Identifiable Assets	$4,735,788	$5,333,165

Depreciation and amortization:
Training subscriptions	$269,109	$296,551
Custom products and services	112,397	115,979
Corporate	31,716	57,201
Total Depreciation and Amortization	$413,222	$469,731

NOTE 17 - SUBSEQUENT EVENTS

Effective October 1, 2006 the Company entered into an asset purchase agreement with its parent, Nuvotec USA, Inc. for the purchase of the assets and line of business of their Engineering and Technical Services (“ETS”) business unit. The Company assumed the outstanding liabilities of ETS as payment.

On October 20, 2006 the Company converted $670,702 in related party short-term debt due to Nuvotec USA, Inc., into 1,341,404 shares of common stock. (See Note 5).