Form 10QSB
period 2006-12-31
Vivid Learning Systems, Inc.
filed 2007-02-14
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to ___________

Commission File Number: 333-116255

VIVID LEARNING SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1623500 (I.R.S. Employer Identification No.)

5728 Bedford Street
Pasco, WA 99301
(Address of principal executive offices, including zip code)

(509) 545-1800
(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant's common stock issued and outstanding at December 31, 2006, was 13,372,203.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

VIVID LEARNING SYSTEMS, INC.
DECEMBER 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Statements	3

PART I
FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion And Analysis
	Of Financial Condition And Results Of Operations	20
Item 3	Controls and Procedures	23

PART II
OTHER INFORMATION

Item 6	Exhibits	24

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	PAGE
Consolidated Balance Sheets	5

Consolidated Statements of Income	6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8-17

Consolidated Balance Sheets - Proforma	188

Consolidated Statements of Income - Proforma	19

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$151,969	$166,645
Accounts and contracts receivable	849,358	700,115
Accounts and contracts receivable, Fluor Hanford	25,450	27,077
Accounts receivable, related party	65,863	-
Prepaid expenses	167,050	119,110
Other current assets	173,242	219,795
TOTAL CURRENT ASSETS	1,432,932	1,232,742

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,624,797	1,318,651
Less: Accumulated depreciation	(1,107,921)	(862,828)
TOTAL PROPERTY, PLANT AND EQUIPMENT	516,876	455,823

OTHER ASSETS
Software, net of amortization	1,445,189	1,485,038
Intangibles, net of amortization	411,943	436,943
Goodwill	375,000	375,000
Long-term contracts receivable	205,597	244,375
Deferred tax asset	529,029	505,867
TOTAL OTHER ASSETS	2,966,758	3,047,223

TOTAL ASSETS	$4,916,566	$4,735,788

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$162,456	$94,049
Payable to related party	-	670,702
Accrued contract labor	265,036	160,300
Other current liabilities	69,720	63,136
Unearned revenue	30,346	20,355
Notes payable, related parties	112,297	111,853
Current portion of long-term liabilities	39,144	25,795
TOTAL CURRENT LIABILITIES	678,999	1,146,190

LONG-TERM LIABILITIES
Long-term debt	159,329	162,579
Related party payables	412,820	422,325
Other long-term liabilities	157,049	122,096
TOTAL LONG-TERM LIABILITIES	729,198	707,000

TOTAL LIABILITIES	1,408,197	1,853,190

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 13,372,203 and 12,030,674
shares issued and outstanding, respectively	1,337	1,203
Additional paid-in capital	4,347,355	3,673,311
Accumulated deficit	(840,323)	(791,916)
TOTAL STOCKHOLDERS' EQUITY	3,508,369	2,882,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,916,566	$4,735,788
The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
REVENUES
Training subscriptions	$700,205	$610,607
Training subscriptions, Fluor Hanford	138,316	143,489
Custom products and services	497,802	256,223
Custom products and services, Fluor Hanford	148,930	41,499
	1,485,253	1,051,818

COST OF REVENUES
Training subscriptions	178,542	175,877
Custom products and services	387,534	132,885
	566,076	308,762

GROSS PROFIT	919,177	743,056

EXPENSES
Marketing and related labor expenses	349,757	250,409
Bad debt expense	1,540	563
Reseller commissions	97,251	36,509
Depreciation and amortization	54,805	14,300
Wages and contract labor	196,336	149,560
Other operating expenses	278,724	237,778
TOTAL OPERATING EXPENSES	978,413	689,119

INCOME (LOSS) FROM OPERATIONS	(59,236)	53,937

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	900	30,276
Interest income	282	-
Interest expense	(13,515)	(17,611)
TOTAL OTHER INCOME (EXPENSE)	(12,333)	12,665

INCOME (LOSS) BEFORE INCOME TAXES	(71,569)	66,602

INCOME TAX BENEFIT (EXPENSE)	23,162	(22,645)

NET INCOME (LOSS)	$(48,407)	$43,957

BASIC NET INCOME (LOSS) PER COMMON SHARE	$ nil	$ nil
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$ nil	$ nil

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,701,376	10,816,213
DILUTED	12,701,376	10,868,182

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(48,407)	$43,957
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	54,805	14,300
Amortization of capitalized software	62,771	70,382
Bad debt expense	1,540	563
Options issued for compensation	3,445	-
Gain on sale of equipment and intangible assets	-	(30,276)
Subtotal	74,154	98,926
Changes in assets and liabilities:
Accounts and contracts receivable	63,939	49,544
Prepaid expenses	(22,351)	(22,931)
Other current assets	51,134	181,870
Deferred tax asset	(23,162)	22,861
Accounts payable	41,217	21,797
Accrued payroll and related expenses	(62,681)	(71,962)
Long-term receivable contracts	38,778	49,293
Other current liabilities	2,817	(41,940)
Unearned revenue	9,991	(18,340)
Net cash provided by operating activities	173,836	269,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(11,613)	(4,037)
Acquisition of software	(22,922)	(22,246)
Net cash used by investing activities	(34,535)	(26,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised for common stock	31	-
Payments on notes payable, related party	(149,493)	(153,454)
Payments on long-term debt	(1,265)	-
Payments on long-term liabilities	(3,250)	-
Net cash provided (used) by financing activities	(153,977)	(153,454)

Net increase (decrease) in cash	(14,676)	89,381

Cash at beginning of period	166,645	16,622

Cash at end of period	$151,969	$106,003

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$13,515	$17,611
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for related party debt	$670,702	$1,092,448
Note receivable for sale of equipment and intangible assets	$-	$45,000
Acquisition of fixed assets via capital lease	$53,399	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2006

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

Effective October 1, 2006, the Company entered into an asset purchase agreement with its parent, Nuvotec USA, Inc. for the purchase of the assets and line of business of its Engineering and Technical Services (“ETS”) business unit. In satisfaction of the purchase price, Vivid Learning Systems, Inc. assumed all outstanding liabilities of ETS and recorded an intercompany related party liability. (See Note 10.)

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the Company’s consolidated audited financial statements and footnotes thereto.

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
December 31, 2006

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

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.

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
December 31, 2006

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

Royalty payments are recorded as an expense if the ownership of the training content does not reside with the Company.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2006

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

Software development costs consist of the following at the dates shown:

	December 31, 2006	September 30, 2006
Software development costs	$3,490,378	$3,467,456
Accumulated amortization	(2,045,189)	(1,982,418)
	$1,445,189	$1,485,038

The amount of software costs written down to net realizable value was zero during the three months ended December 31, 2006 and 2005, respectively.

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
December 31, 2006

Revenue and Cost Recognition
The Company’s custom products and services contracts are contracted primarily on a fixed unit rate basis, with underlying hourly billing rates negotiated with the customer. The contract revenues are earned as hours are expended and reimbursable costs are incurred.

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At December 31, 2006, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31, and September 30, 2006, the current related party payables consisted of $112,297 and $782,555, respectively, of borrowing from Nuvotec USA, Inc. and current amounts due to the former owners of ImageWorks. The long-term related party payable consists of borrowing from Nuvotec of $62,820 and $72,325. The amounts due to the former owners of ImageWorks were $350,000 and $350,000, respectively. At December 31, 2006 the current related party receivable consisted of $65,863 in advances to Nuvotec USA, Inc.

The majority stockholder of the Company has been providing financial resources for the Company which are recorded as an inter-company payable as draws are made. The boards of directors of the Company and the majority owner approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. During the three months ended December 31, 2006, the Company converted $670,702 in related party short-term debt due to Nuvotec, USA, Inc., into 1,341,404 shares of common stock.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2006

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock
During the three months ended December 31, 2006 the Company converted $670,702 in related party long-term debt due to Nuvotec, USA, Inc., into 1,341,404 shares of common stock. Also, during the period, options were exercised for $31 and in exchange 125 shares were issued.

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At December 31, 2006 and September 30, 2006, no preferred stock has been issued by the Company.

NOTE 5 - STOCK-BASED COMPENSATION

During the year ended September 30, 2005, 318,792 options vested which had been issued in 2004, and had a fair value of $25,503.

During the year ended September 30, 2005 additional options totaling 87,500 were issued of which 21,875 had vested and had a fair value of $3,937.

During the year ended September 30, 2006, 36,666 options vested which had been issued in 2004, and had a fair value of $5,830. During the three month period ending December 31, 2006, 21,666 options vested which had been issued in 2004, and had a fair value of $3,445.

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 3%, volatility is 0.3 and expected life is 3 years.

During the year ended September 30, 2006 additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%; volatility is 1.0136; expected life is 3 to 5 years; dividend yield is $0.

The value of the unvested options at December 31, 2006 was $81,067.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2006

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	570,940	$ 0.33	1,745,685
Total	570,940		1,745,685

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2005	504,334	$0.25
Granted	153,606	0.54
Exercised	(33,375)	0.25
Expired or terminated	(53,625)	0.25
Outstanding at September 30, 2006	570,940	$0.33
Options exercisable at September 30, 2006	365,189	$0.31

Outstanding at October 1, 2006	570,940	$0.33
Granted	-	-
Exercised	125	0.25
Expired or terminated	-	-
Outstanding at December 31, 2006	570,815	$0.33
Options exercisable at December 31, 2006	365,189	$0.31

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy / Federal Government. During the three months ended December 31, 2006 and 2005, services provided to these contractors aggregated $566,602 and $268,890, representing 38% and 26% of total revenue, respectively. At December 31, 2006 and 2005, amounts due from these contractors are included in accounts receivable in the amounts of $142,413 and $123,556, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2006

	Three Months Ending December 31,
	2006	2005
Revenues—Fluor Hanford	$287,246	$184,988
Accounts Receivable Fluor Hanford	25,450	40,156
Revenues—CH2M Hill Hanford	154,425	2,369
Accounts Receivable—CH2M Hill Hanford	25,719	-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the three months ending December 31, 2006 and 2005, the Company incurred $14,402 and $8,050 in royalty obligations, respectively, which are recorded in marketing expense. At December 31, 2006 and 2005, the Company accrued $0 and $11,720, respectively, in royalty obligations which are recorded in other current liabilities on the balance sheet.

NOTE 8 - SEGMENT INFORMATION

The Company has two operating segments at December 31, 2006: training subscriptions and custom products and services.

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

Segment information (after inter-company eliminations) for the three months ended December 31, 2006 and 2005 is as follows:

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2006

	December 31, 2006	December 31, 2005
Revenues:
Training subscriptions	$838,521	$754,096
Custom products and services	646,732	297,722
Total Revenues	$1,485,253	$1,051,818

Income (loss) before income taxes:
Training subscriptions	659,979	578,219
Custom products and services	259,198	164,837
Corporate	(990,746)	(676,454)
Income (loss) before income taxes	$(71,569)	$66,602

	December 31, 2006	December 31, 2005
Identifiable assets:
Training subscriptions	$1,445,189	$1,606,169
Custom products and services	232,047	180,532
Corporate	3,239,330	3,327,084
Total Identifiable Assets	$4,916,566	$5,113,785

Depreciation and amortization:
Training subscriptions	$62,771	$70,382
Custom products and services	3,359	3,002
Corporate	51,446	11,298
Total Depreciation and Amortization	$117,576	$84,682

NOTE 9 - INCOME TAXES

During the three months ended December 31, 2006, the Company realized a loss before income taxes of $71,569. As a result, the Company has recognized $23,162 of federal income tax benefit, calculated at a rate of approximately 34%, and an increase in its deferred tax asset for this same amount. The Company’s deferred tax asset at December 31, 2006 principally consists of the tax benefit (at 34%) of net operating losses in 2005 and 2006.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
December 31, 2006

NOTE 10 - ACQUISTION AND PROFORMA

Effective October 1, 2006, Vivid Learning Systems, Inc. entered into an asset purchase agreement with its parent, Nuvotec USA, Inc. (“seller”). Pursuant to the agreement, the Company purchased from the seller the assets of the Engineering and Technical Services (“ETS”) business line of the seller. In satisfaction of the purchase price, Vivid Learning Systems, Inc. assumed all outstanding liabilities of ETS and recorded an inter-company related party liability. The fair market values of the assets acquired and liabilities assumed were as follows:

Accounts Receivable	$211,555
Other Current Assets	30,170
Net Property and Equipment	42,619
Total Assets Acquired	284,344
Accounts Payable	(27,190)
Other Current Liabilities	(171,184)
Total Liabilities Assumed	(198,374)
Net assets acquired in excess of liabilities	$85,970

The following proforma unaudited financial statements reflect the combination of Vivid with ETS for the periods presented. The proforma financial statements reflect the result of the satisfaction of the purchase agreement between Vivid and ETS, a division of Nuvotec.

The proforma financial statements have been prepared utilizing the historical financial statements of Vivid and ETS. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Vivid Learning Systems.

The proforma financial statement of operations assumes that the combination occurred at the beginning of the periods presented in the statements. There were no inter-company eliminations necessary between Vivid and ETS at consolidation.

The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
PROFORMA
		Proforma
		(Includes ETS)
	December 31,	September 30,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$151,969	$166,645
Accounts and contracts receivable	849,358	911,670
Accounts and contracts receivable, Fluor Hanford	25,450	27,077
Accounts receivable, related party	65,863	-
Prepaid expenses	167,050	144,699
Other current assets	173,242	224,376
TOTAL CURRENT ASSETS	1,432,932	1,474,467

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,624,797	1,573,961
Less: Accumulated depreciation	(1,107,921)	(1,075,519)
TOTAL PROPERTY, PLANT AND EQUIPMENT	516,876	498,442

OTHER ASSETS
Software, net of amortization	1,445,189	1,485,038
Intangibles, net of amortization	411,943	436,943
Goodwill	375,000	375,000
Long-term contracts receivable	205,597	244,375
Deferred tax asset	529,029	505,867
TOTAL OTHER ASSETS	2,966,758	3,047,223

TOTAL ASSETS	$4,916,566	$5,020,132

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$162,456	$121,239
Payable to related party	-	756,672
Accrued contract labor	265,036	327,717
Other current liabilities	69,720	66,903
Unearned revenue	30,346	20,355
Notes payable, related parties	112,297	111,853
Current portion of long-term liabilities	39,144	25,795
TOTAL CURRENT LIABILITIES	678,999	1,430,534

LONG-TERM LIABILITIES
Long-term debt	159,329	162,579
Related party payables	412,820	422,325
Other long-term liabilities	157,049	122,096
TOTAL LONG-TERM LIABILITIES	729,198	707,000

TOTAL LIABILITIES	1,408,197	2,137,534

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 13,372,203 and 12,030,674
shares issued and outstanding, respectively	1,337	1,203
Additional paid-in capital	4,347,355	3,673,311
Accumulated deficit	(840,323)	(791,916)
TOTAL STOCKHOLDERS' EQUITY	3,508,369	2,882,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,916,566	$5,020,132

See accompanying note to the proforma financial statements

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
PROFORMA

		Proforma
		(Includes ETS)
	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005
	(unaudited)	(unaudited)
REVENUES
Training subscriptions	$700,205	$610,607
Training subscriptions, Fluor Hanford	138,316	143,489
Custom products and services	497,802	431,170
Custom products and services, Fluor Hanford	148,930	604,387
	1,485,253	1,789,653

COST OF REVENUES
Training subscriptions	178,542	175,877
Custom products and services	387,534	650,013
	566,076	825,890

GROSS PROFIT	919,177	963,763

EXPENSES
Marketing and related labor expenses	349,757	331,958
Bad debt expense	1,540	563
Reseller commissions	97,251	36,509
Depreciation and amortization	54,805	17,296
Wages and contract labor	196,336	180,089
Other operating expenses	278,724	324,701
TOTAL OPERATING EXPENSES	978,413	891,116

INCOME (LOSS) FROM OPERATIONS	(59,236)	72,647

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	900	31,433
Interest income	282	-
Interest expense	(13,515)	(21,115)
TOTAL OTHER INCOME (EXPENSE)	(12,333)	10,318

INCOME (LOSS) BEFORE INCOME TAXES	(71,569)	82,965

INCOME TAX BENEFIT (EXPENSE)	23,162	(24,936)

NET INCOME (LOSS)	$(48,407)	$58,029

BASIC NET INCOME (LOSS) PER COMMON SHARE	$ nil	$0.01
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$ nil	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	12,701,376	10,816,213
DILUTED	12,701,376	10,868,182

See accompanying note to the proforma financial statements

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2005

Revenues:
Overall revenues increased 41% to $1,485,253 in the first quarter of fiscal year 2007 from $1,051,818 in the first quarter of fiscal year 2006. The increase was mainly due to the acquisition of the parent’s Engineering and Technical Services (“ETS”) business line, which provides software modeling, laboratory information management services, and temporary staff augmentation services consistent with our Custom Products and Services business segment. The acquisition led to an increase in revenues attributable to custom products and services of $349,010 during the first quarter of fiscal 2007.

Training subscription revenues increased by 11% to $838,521 in the first quarter of fiscal year 2007 from $754,096 in the first quarter of fiscal year 2006 due to the addition of new subscription customers and consistency year over year in subscription renewals.

Custom products and services revenues increased overall by 117% to $646,732 in the first quarter of fiscal year 2007 from $297,722 in the first quarter of fiscal year 2006. The large increase is mainly attributable to newly acquired software modeling, laboratory information systems, and staff augmentation custom work from customers within the commercial and federal sectors during the first quarter of fiscal year 2007. The revenues generated from this newly acquired capability and customer base totaled $360,913 in the first quarter of fiscal year 2007.

Operating Expenses

Cost of Revenues:
Overall, cost of revenues increased by 83% to $566,076 in the first quarter of fiscal year 2007 from $308,762 in the first quarter of fiscal year 2006. The increase is due to higher costs incurred in labor and technical assistance expense categories resulting from the newly acquired capability in modeling, staff augmentation, and laboratory information systems custom work. The gross profit margin achieved on total revenues decreased to 62% from 71% in comparing the first quarter of fiscal year 2007 to the first quarter of fiscal year 2006. The decrease is attributable to lower margins realized on the newly acquired capability of staff augmentation services, which gross profit margin is typically 10% or less due to the nature of technical services work performed at the customer’s site utilizing their site resources, compared to higher gross profit margins realized on the other elements of custom products and services, including the newly acquired capabilities in software modeling and laboratory information systems services.

Training subscription cost of revenues increased by 2% to $178,542 in the first quarter of fiscal year 2007 from $175,877 in the first quarter of fiscal year 2006. This minor increase, incurred during a period in which an 11% increase in revenues within this business segment was realized, is due to efficiencies achieved in the internal development of software content.

Custom products and services cost of revenues increased by 92% to $254,649 in the first quarter of fiscal year 2007 from $132,885 in the first quarter of fiscal year 2006. The increase is due to the direct costs associated with significantly higher revenues in this business segment resulting from the newly acquired capabilities in software modeling, laboratory information management systems services, and staff augmentation services.

The effect of the classification of direct costs incurred resulting from the use of discreet cost identification, begun during mid-fiscal year 2006, versus cost allocation on the basis of estimates in the first quarter of fiscal year 2007 was to increase training subscription cost of revenues and decrease custom products and services cost of revenues by $96,761.

Marketing and Related Labor Expenses:
Marketing and related labor expenses increased by 40% to $349,757 in the first quarter of fiscal year 2007 from $250,409 in the first quarter of fiscal year 2006. The reason for the increase is due to an increasing internal marketing investment in proposal activities pertaining to portal development, and new business development contract opportunities within the government and commercial sectors.

Reseller Commissions:
Reseller commissions increased by 166% to $97,251 in the first quarter of fiscal year 2007 from $36,509 in the first quarter of fiscal year 2006. The increase is attributable directly to an increase in training subscription revenues generated from sales resources external to the Company.

Depreciation and Amortization:
Depreciation and amortization increased to $54,805 in the first quarter of fiscal year 2007 compared to $14,300 in the first quarter of fiscal year 2006. The increase is attributable to the monthly ratable distribution of annual amortization of intangibles, depreciation related to the addition of infrastructure fixed assets, and newly acquired modeling and laboratory information systems fixed assets.

General and Administrative Expenses:
General and Administrative expenses increased by 23% to $475,060 in the first quarter of fiscal year 2007 from $387,338 in the first quarter of fiscal year 2006. The main expense categories of increase in comparing the first quarters of fiscal year 2007 to 2006 are the costs of labor related expenses. The labor increase ($196,336 in the first quarter of fiscal year 2007 compared to $149,560 in the first quarter of fiscal year 2006) is due to management and staff hires related to the building of our infrastructure to align with our growth strategies.

Income from Operations:
Income from Operations decreased by $113,175 to ($59,236) in the first quarter of fiscal year 2007 from $53,937 in the first quarter of fiscal year 2006. The decrease is due principally to increases in marketing, reseller, and infrastructure expenses from an expanding operation.

Other Income (Expense):
The decrease in Other Income is attributable to the recognition of a one time gain on the sale of equipment and intangible assets in the first quarter of last fiscal year 2006. This was partially offset by a decrease in interest expense in the first quarter of the current fiscal year resulting from the elimination of inter-company operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $13,515 in the quarter ended December 31, 2006 compared to $17,611 in the quarter ended December 31, 2005.

Net Income (Loss)
The operation sustained a net loss of $48,407 in the first quarter of fiscal year 2007 compared to net income of $43,957 in the first quarter of fiscal year 2006. The decrease in net income of $92,366 is due mainly to not achieving planned revenues within the government sector which did not fully materialize during the quarter. This is a result of the the impact of continuing funding issues influenced by a lag of timely passing an approved Federal budget for fiscal 2007. These revenues were not lost but merely shifted to follow on quarters

Seasonality and Other Factors Affecting Quarterly Results

The revenues of the Company may fluctuate during the holiday season of the year. Training subscription revenues are typically higher in December because many subscription renewals occur at the end of each calendar year. Custom products and services revenues within the government sector may fluctuate in the first quarter of each fiscal year based upon the timing of passing of a new federal budget. We expect quarterly fluctuations in operating results as a result of many factors including acquisitions and roll-out of new product offerings. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources
As of December 31, 2006 the Company had cash of $151,969 compared to $106,003 as of December 31, 2005. On October 20, 2006 the Company converted $670,702 in related party short-term debt due to the major shareholder into 1,341,404 shares of common stock.

Cash flows provided by operating activities amounted to $173,836 in the first quarter of fiscal year 2007 compared to $269,118 in the first quarter of fiscal year 2006. The main reason for the decrease in cash flows provided by operations is attributable to the net loss incurred in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006.

Cash flows used in investing activities amounted to $34,535 in the first quarter of fiscal year 2007 compared to $26,283 in the first quarter of fiscal year 2006. The increase is attributable to increased expenditures related to the acquisition of property and equipment.

Cash flows used by financing activities amounted to $153,977 in the first quarter of fiscal year 2007 compared to $153,454 in the first quarter of fiscal year 2006.

ITEM 3 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Vivid Learning Systems, Inc.

Dated: February 13, 2007	By:	/s/ Christopher L. Britton
Christopher L. Britton
Chief Executive Officer