Form 10QSB
period 2007-03-31
Vivid Learning Systems, Inc.
filed 2007-05-14
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☒ No ☐

The number of shares of the Registrant's common stock issued and outstanding at May 14, 2007, was 13,372,203.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

VIVID LEARNING SYSTEMS, INC.
MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE
	Special Note Regarding Forward Looking Statements	3

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	19
Item 3	Controls and Procedures	25

PART II
OTHER INFORMATION

Item 6.	Exhibits	26

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets	5

Consolidated Statements of Income	6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8-18

VIVID LEARNING SYSTEMS - CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	September 30, 2006
ASSETS

CURRENT ASSETS
Cash	$46,056	$166,645
Accounts and contracts receivable	932,449	700,115
Accounts and contracts receivable, Fluor Hanford	27,909	27,077
Accounts receivable, related party	127,778	-
Prepaid expenses	143,924	119,110
Other current assets	107,949	219,795
TOTAL CURRENT ASSETS	1,386,065	1,232,742

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,405,528	1,318,651
Less: Accumulated depreciation and amortization	(927,292)	(862,828)
TOTAL PROPERTY, PLANT AND EQUIPMENT	478,236	455,823

OTHER ASSETS
Software, net of amortization	1,428,131	1,485,038
Intangibles, net of amortization	386,943	436,943
Goodwill	375,000	375,000
Long-term contracts receivable	165,514	244,375
Deferred tax asset	597,948	505,867
TOTAL OTHER ASSETS	2,953,536	3,047,223

TOTAL ASSETS	$4,817,837	$4,735,788

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$233,353	$94,049
Payable to related party	-	670,702
Accrued contract labor	265,122	160,300
Other current liabilities	102,705	63,136
Unearned revenue	63,338	20,355
Notes payable, related parties	75,000	111,853
Current portion of long-term liabilities	78,246	25,795
TOTAL CURRENT LIABILITIES	817,764	1,146,190

LONG-TERM LIABILITIES
Long-term debt	209,205	162,579
Related party payable	275,000	422,325
Other long-term liabilities	133,313	122,096
TOTAL LONG-TERM LIABILITIES	617,518	707,000

TOTAL LIABILITIES	1,435,282	1,853,190

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 13,372,203 and 12,030,674
shares issued and outstanding, respectively	1,337	1,203
Additional paid-in capital	4,351,880	3,673,311
Accumulated deficit	(970,662)	(791,916)
TOTAL STOCKHOLDERS' EQUITY	3,382,555	2,882,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,817,837	$4,735,788

The accompanying condensed notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Training subscriptions	$680,784	$428,298	$1,380,989	$1,038,905
Training subscriptions, Fluor Hanford	142,224	140,504	280,540	283,993
Custom products and services	467,346	249,066	965,148	505,289
Custom products and services, Fluor Hanford	133,041	69,049	281,971	110,548
	1,423,395	886,917	2,908,648	1,938,735

COST OF REVENUES
Training subscriptions	143,962	162,468	322,505	338,345
Custom products and services	407,057	163,348	794,589	296,233
	551,019	325,816	1,117,094	634,578

GROSS PROFIT	872,376	561,101	1,791,554	1,304,157

EXPENSES
Marketing and related labor expenses	395,149	282,193	744,906	532,602
Bad debt expense	9,137	3,715	10,677	4,278
Reseller commissions	93,003	118,428	190,254	154,937
Depreciation and amortization	53,096	14,766	107,901	29,066
Wages and contract labor	236,862	180,970	433,198	330,530
Other operating expenses	270,091	183,536	548,816	421,314
TOTAL OPERATING EXPENSES	1,057,338	783,608	2,035,752	1,472,727

LOSS FROM OPERATIONS	(184,962)	(222,507)	(244,198)	(168,570)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	-	-	901	30,276
Interest income	385	1,171	666	1,171
Interest expense	(14,681)	(20,643)	(28,196)	(38,254)
TOTAL OTHER INCOME (EXPENSE)	(14,296)	(19,472)	(26,629)	(6,807)

LOSS BEFORE INCOME TAXES	(199,258)	(241,979)	(270,827)	(175,377)

INCOME TAX BENEFIT	68,919	82,273	92,081	59,628

NET LOSS	$(130,339)	$(159,706)	$(178,746)	$(115,749)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	13,372,203	11,997,299	13,151,068	11,280,521

 The accompanying condensed notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,746)	$(115,749)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	107,901	29,066
Amortization of capitalized software	123,366	138,631
Bad debt expenses	10,677	4,278
Gain on sale of assets	-	(30,276)
Changes in deferred tax assets and liabilities	(92,081)	(59,413)
Common stock and options issued for services	7,970	-
Changes in assets and liabilities:
Accounts and contracts receivable	(21,611)	410,152
Prepaid expenses	775	(13,746)
Other current assets	116,427	245,252
Accounts payable	112,114	3,742
Accrued payroll and related expenses	(62,595)	(126,849)
Long-term receivable contracts	78,861	58,586
Other current liabilities	35,802	(153,667)
Unearned revenue	42,983	-
Net cash provided by operating activities	238,860	390,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(34,923)	(10,890)
Acquisition of software	(66,458)	(38,328)
Net cash used by investing activities	(101,381)	(49,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	-	531
Stock options exercised for common stock	31	-
Payments on notes payable, related party	(222,621)	(219,745)
Payments on line of credit	-	(83,921)
Payments on long-term debt	(24,494)	-
Payments on other long-term liabilities	(10,984)	-
Net cash provided (used) by financing activities	(258,068)	(303,135)

Net increase (decrease) in cash	(120,589)	37,654

Cash at beginning of period	166,645	16,622

Cash at end of period	$46,056	$54,276

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,196	$38,254
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for related party debt	$670,702	$1,092,448
Note receivable from sale of equipment and intangible assets	$-	$45,000
Acquisition of fixed assets via capital leases	$45,014	$46,483
Leasehold improvements financed	$-	$100,000

The accompanying condensed notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2007

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the Company’s consolidated audited financial statements at September 30, 2006 and footnotes thereto.

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
MARCH 31, 2007

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

Guarantees and Line of Credit

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (hereinafter “FIN 45” or the “Interpretation”. FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee’s guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The Company has adopted the disclosure requirements of FIN 45. Although there is a line of credit in place at September 30, 2006 which was executed by Nuvotec, Vivid’s major shareholder, the Company, as a subsidiary guaranteeing this debt which is owed to a third party, in fact has a guarantee which is excluded from the disclosure requirements of the Interpretation, and is not required to be recognized as a liability for the guarantee.

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
MARCH 31, 2007

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

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2007 presentation. The reclassifications have no effect on net assets, net revenues, or net earnings.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2007

Production costs incurred subsequent to the establishment of technological feasibility are capitalized. Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standards No. 86, which consist primarily of labor related costs. As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on lesson content by lesson content basis. Net realizable value of each course is determined by comparing the unamortized cost of each developed software course and the remaining available market (quantified by dollars) for that content in the industry in which Vivid is selling the content. This unamortized software development cost is then aggregated by course and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required.

Software development costs consist of the following at the dates shown:

	March 31, 2007	September 30, 2006
Software development costs	$3,533,915	$3,467,456
Accumulated amortization	(2,105,784)	(1,982,418)
	$1,428,131	$1,485,038

The amount of software costs written down to net realizable value was zero during the six months ended March 31, 2007 and 2006, respectively.

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
MARCH 31, 2007

Revenue and Cost Recognition

The Company’s custom products and services contracts are contracted primarily on a fixed unit rate basis, with underlying hourly billing rates negotiated with the customer. The contract revenues are earned as hours are expended and reimbursable costs are incurred.

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At March 31, 2007, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2007 and September 30, 2006, the current related party payables consisted of $75,000 and $782,555, respectively, of borrowing from Nuvotec USA, Inc. and current amounts due to the former owners of ImageWorks. The long-term related party payable consists of borrowing from Nuvotec of $0 and $72,325. The amounts due to the former owners of ImageWorks were $275,000 and $350,000, respectively. At March 31, 2007, the current related party receivable consisted of $127,778 in advances to Nuvotec USA, Inc.

The majority stockholder of the Company has been providing financial resources for the Company which are recorded as an inter-company payable as draws are made. The boards of directors of the Company and the majority owner approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. During the six months ended March 31, 2007, the Company converted $670,702 in related party short-term debt due to Nuvotec, USA, Inc., into 1,341,404 shares of common stock.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2007

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock
During the six months ended March 31, 2007, the Company converted $670,702 in related party long-term debt due to Nuvotec, USA, Inc., into 1,341,404 shares of common stock. Also, during the period, options were exercised for $31.

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At March 31, 2007 and September 30, 2006, no preferred stock has been issued by the Company

NOTE 5 - STOCK-BASED COMPENSATION

During the year ended September 30, 2005, 318,792 options vested which had been issued in 2004, and had a fair value of $25,503.

During the year ended September 30, 2005, additional options totaling 87,500 were issued of which 21,875 had vested and had a fair value of $3,937.

During the year ended September 30, 2006, 36,666 options vested which had been issued in 2004, and had a fair value of $5,830. During the six month period ending March 31, 2007, 32,605 options vested which had been issued in 2004, and had a fair value of $7,970.

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 3%, volatility is 0.3 and expected life is 3 years.

During the year ended September 30, 2006, additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%; volatility is 1.0136; expected life is 3 to 5 years; dividend yield is $0.

The value of the unvested options at March 31, 2007 was $76,542.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	570,940	$0.33	1,745,685
Total	570,940		1,745,685

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2007

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2005	504,334	$0.25
Granted	153,606	0.54
Exercised	(33,375)	0.25
Expired or terminated	(53,625)	0.25
Outstanding at September 30, 2006	570,940	$0.33
Options exercisable at September 30, 2006	365,189	$0.31

Outstanding at October 1, 2006	570,940	$0.33
Granted	-	-
Exercised	125	0.25
Expired or terminated	-	-
Outstanding at March 31, 2007	570,815	$0.33
Options exercisable at March 31, 2007	365,064	$0.31

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy / Federal Government. During the six months ended March 31, 2007 and 2006, services provided to these contractors aggregated $1,154,139 and $477,000, representing 40% and 25% of total revenue, respectively. At March 31, 2007 and 2006, amounts due from these contractors are included in accounts receivable in the amounts of $181,379 and $38,289, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Six Months Ending March 31,
	2007	2006
Revenues—Fluor Hanford	$562,510	$394,541
Accounts Receivable Fluor Hanford	27,908	29,192

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2007

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the six months ending March 31, 2007 and 2006, the Company incurred $69,613 and $23,475 in royalty obligations, respectively, which are recorded in marketing expense. At March 31, 2007 and 2006, there were no incurred royalty obligations to be accrued and recorded in other current liabilities on the balance sheet.

NOTE 8 - SEGMENT INFORMATION

The Company has two operating segments at March 31, 2007: training subscriptions and custom products and services.

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies. Training subscriptions derives revenues from the sale of computer-based safety training products and services throughout the United States. The custom products and services segment derives its revenues from custom products and services designed specifically for the end user.

Segment information (after inter-company eliminations) for the six months ended
March 31, 2007 and 2006 is as follows:

	March 31,	March 31,
	2007	2006
Revenues:
Training subscriptions	$1,661,529	$1,322,898
Custom products and services	1,247,119	615,837
Total Revenues	$2,908,648	$1,938,735

Income (loss) before income taxes:
Training subscriptions	1,339,024	984,553
Custom products and services	452,530	319,604
Corporate	(2,062,381)	(1,479,534)
Income (loss) before income taxes	$(270,827)	$(175,377)

	March 31,	March 31,
	2007	2006
Identifiable assets:
Training subscriptions	$1,428,131	$1,554,003
Custom products and services	220,159	211,630
Corporate	3,169,547	2,997,469
Total Identifiable Assets	$4,817,837	$4,763,102

Depreciation and amortization:
Training subscriptions	$123,366	$138,631
Custom products and services	6,776	6,105
Corporate	101,125	22,961
Total Depreciation and Amortization	$231,267	$167,697

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
MARCH 31, 2007

NOTE 9 - INCOME TAXES

During the six months ended March 31, 2007, the Company realized a loss before income taxes of $270,827. As a result, the Company has recognized $92,081 of federal income tax benefit, calculated at a rate of approximately 34%, and an increase in its deferred tax asset for this same amount. The Company’s deferred tax asset at March 31, 2007 principally consists of the prospective income tax benefit (at 34%) of net operating losses in 2005, 2006, and 2007 to date.

NOTE 10 - ACQUISTION AND PROFORMA

Effective October 1, 2006, Vivid Learning Systems, Inc. entered into an asset purchase agreement with its parent, Nuvotec USA, Inc. (“seller”). Pursuant to the agreement, the Company purchased from the seller the assets of the Engineering and Technical Services (“ETS”) business line of the seller. In satisfaction of the purchase price, Vivid Learning Systems, Inc. assumed all outstanding liabilities of ETS and recorded an inter-company related party liability of $85,970. The fair market values of the assets acquired and liabilities assumed were as follows:

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

VIVID LEARNING SYSTEMS, INC.
MARCH 31, 2006
CONSOLIDATED STATEMENTS OF OPERATIONS - PROFORMA

	Vivid Learning Systems, Inc.	ETS			PROFORMA CONSOLIDATED

	For the Three Months Ended
	March 31, 2006(unaudited)	March 31, 2006(unaudited)	Eliminations		March 31, 2006(unaudited)

REVENUES

Training subscriptions	$428,298	$-	$		$428,298
Training subscriptions, Fluor Hanford	140,504	-			140,504
Custom products and services	249,066	468,741			717,807
Custom products and services, Fluor Hanford	69,049	213,104			282,153
	886,917	681,845		-	1,568,762

COST OF REVENUES
Training subscriptions	162,468	-			162,468
Custom products and services	163,348	529,163			692,511
	325,816	529,163		-	854,979

GROSS PROFIT	561,101	152,682		-	713,783

EXPENSES
Marketing and related labor expenses	282,193	61,051			343,244
Bad debt expense	3,715	99			3,814
Reseller commissions	118,428	-			118,428
Depreciation and amortization	14,766	3,021			17,787
Wages and contract labor	180,970	66,473			247,443
Other operating expenses	183,536	44,244			227,780
	783,608	174,888		-	958,496

LOSS FROM OPERATIONS	(222,507)	(22,206)		-	(244,713)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	-	-			-
Interest income	1,171	-			1,171
Interest expense	(20,643)	(3,216)			(23,859)
	(19,472)	(3,216)		-	(22,688)

LOSS BEFORE INCOME TAXES	(241,979)	(25,422)		-	(267,401)

INCOME TAX BENEFIT	82,273	8,643			90,916

NET LOSS	$(159,706)	$(16,779)		$-	$(176,485)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED					$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED					11,997,299

VIVID LEARNING SYSTEMS, INC
MARCH 31, 2006
CONSOLIDATED STATEMENTS OF OPERATIONS - PROFORMA

	Vivid Learning Systems, Inc.	ETS		PROFORMA CONSOLIDATED

	For the Six Months Ended
	March 31, 2006(unaudited)	March 31, 2006(unaudited)	Eliminations	March 31, 2006(unaudited)

REVENUES

Training subscriptions	$1,038,905	$-		$$1,038,905
Training subscriptions, Fluor Hanford	283,993	-		283,993
Custom products and services	505,289	643,688		1,148,977
Custom products and services, Fluor Hanford	110,548	775,992		886,540
	1,938,735	1,419,680	-	3,358,415

COST OF REVENUES
Training subscriptions	338,345	-		338,345
Custom products and services	296,233	1,046,291		1,342,524
	634,578	1,046,291	-	1,680,869

GROSS PROFIT	1,304,157	373,389	-	1,677,546

EXPENSES
Marketing and related labor expenses	532,602	142,600		675,202
Bad debt expense	4,278	99		4,377
Reseller commissions	154,937	-		154,937
Depreciation and amortization	29,066	6,017		35,083
Wages and contract labor	330,530	97,002		427,532
Other operating expenses	421,314	131,167		552,481
	1,472,727	376,885	-	1,849,612

LOSS FROM OPERATIONS	(168,570)	(3,496)	-	(172,066)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	30,276	1,157		31,433
Interest income	1,171	-		1,171
Interest expense	(38,254)	(6,720)		(44,974)
	(6,807)	(5,563)	-	(12,370)

LOSS BEFORE INCOME TAXES	(175,377)	(9,059)	-	(184,436)

INCOME TAX BENEFIT	59,628	3,080		62,708

NET LOSS	$(115,749)	$(5,979)	$-	$(121,728)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED				$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED				11,280,521

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

Revenues:
Overall revenues increased 60% to $1,423,395 in the second quarter of fiscal year 2007 from $886,917 in the second quarter of fiscal year 2006. The increase was in part due to the acquisition of the parent’s Engineering and Technical Services (“ETS”) business line, which provides software modeling, laboratory information management services, and temporary staff augmentation services which are included in our Custom Products and Services business segment.

Training subscription revenues increased by 45% to $823,008 in the second quarter of fiscal year 2007 from $568,802 in the second quarter of fiscal year 2006 due to the addition of new subscription customers and consistency year over year in subscription renewals.

Custom products and services revenues increased overall by 89% to $600,387 in the second quarter of fiscal year 2007 from $318,115 in the second quarter of fiscal year 2006. The large increase is attributable to newly acquired software modeling, laboratory information systems, and staff augmentation custom work from customers within the commercial and federal sectors during the second quarter of fiscal year 2007. The revenues generated from this newly acquired capability and customer base totaled $352,699 in the second quarter of fiscal year 2007. Non-ETS Custom Products and Services revenues decreased 22% to $247,688 in the second quarter of the current fiscal year compared to $318,115 in the second quarter of the previous fiscal year. The decrease was mainly due to fewer federal government custom projects granted during the current fiscal year.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues increased by 69% to $551,019 in the second quarter of fiscal year 2007 from $325,816 in the second quarter of fiscal year 2006. The increase is due to higher costs incurred in labor and technical assistance expense categories resulting from the newly acquired capability in modeling, staff augmentation, and laboratory information systems custom work. The gross profit margin achieved on total revenues decreased to 61% from 63% in comparing the second quarter of fiscal year 2007 to the second quarter of fiscal year 2006. The decrease is attributable to lower margins realized on the newly acquired capability of staff augmentation services, which gross profit margin is typically 10% or less due to the nature of technical services work performed at the customer’s site utilizing their site resources, compared to higher gross profit margins realized on the other elements of custom products and services, including the newly acquired capabilities in software modeling and laboratory information systems services.

Training subscription cost of revenues decreased by 11% to $143,962 in the second quarter of fiscal year 2007 from $162,468 in the second quarter of fiscal year 2006. This decrease, incurred during a period in which a 45% increase in revenues within this business segment was realized, is due to efficiencies achieved in the internal development of software content.

Custom products and services cost of revenues increased by 149% to $407,057 in the second quarter of fiscal year 2007 from $163,348 in the second quarter of fiscal year 2006. The increase is due to the direct costs associated with significantly higher revenues in this business segment resulting from the newly acquired capabilities in software modeling, laboratory information management systems services, and staff augmentation services.

Marketing and Related Labor Expenses:

Marketing and related labor expenses increased by 40% to $395,149 in the second quarter of fiscal year 2007 from $282,193 in the second quarter of fiscal year 2006. The reason for the increase is due to an increasing internal marketing investment in proposal activities pertaining to portal development, and new business development contract opportunities within the government and commercial sectors.

Reseller Commissions:

Reseller commissions decreased by 21% to $93,003 in the second quarter of fiscal year 2007 from $118,428 in the second quarter of fiscal year 2006. The decrease is attributable directly to an increase in training subscription revenues generated from internal sales resources during the fiscal quarter.

Depreciation and Amortization:

Depreciation and amortization increased to $53,096 in the second quarter of fiscal year 2007 compared to $14,766 in the second quarter of fiscal year 2006. The increase is attributable to a reassessment resulting in a reduction in the estimated lives of certain intangible assets, depreciation related to the addition of infrastructure fixed assets, and newly acquired modeling and laboratory information systems fixed assets.

General and Administrative Expenses:

General and Administrative expenses increased by 41% to $516,090 in the second quarter of fiscal year 2007 from $368,221 in the second quarter of fiscal year 2006. Labor related expenses increased by 31% to $236,862 during the fiscal quarter from $180,970 in the same fiscal quarter of one year ago. The increase is attributable to management and staff hires related to the building of our infrastructure to align with our growth strategies. Non-labor related administrative expenses increased by 49% to $279,228 during the fiscal quarter from $187,251 in the same fiscal quarter of one year ago. The increase is primarily attributable to transition costs related to assimilation of the new ETS business line.

Loss from Operations:

Loss from Operations decreased by $37,545 to $184,962 in the second quarter of fiscal year 2007 from $222,507 in the second quarter of fiscal year 2006. The decrease is due principally to increases in gross profit margins earned during the quarter ending March 31, 2007 as compared to the quarter ending March 31, 2006.

Other Income (Expense):

The decrease in Other Expenses is attributable to the decrease in interest expense in the second quarter of the current fiscal year resulting from the elimination of inter-company operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $14,681 in the quarter ended March 31, 2007 compared to $20,643 in the quarter ended March 31, 2006.

Net Loss

The operation sustained a net loss of $130,339 in the second quarter of fiscal year 2007 compared to a net loss of $159,706 in the second quarter of fiscal year 2006. The decrease in net loss of $29,367 is due to increasing revenues and gross profit margins achieved during the second fiscal quarter in the current year compared to the same period in the previous year partially offset by a general increase in infrastructure expenses in the comparison of the two fiscal quarters.

Seasonality and Other Factors Affecting Quarterly Results

Custom products and services revenues within the government sector may fluctuate beginning in the second quarter of each fiscal year based upon the timing of passing of a new federal budget. We expect quarterly fluctuations in operating results due to many factors including acquisitions and roll-out of new product offerings. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

As of March 31, 2007 the Company had cash of $46,056 compared to $54,276 as of March 31, 2006.

Cash flows provided by operating activities amounted to $65,024 in the second quarter of fiscal year 2007 compared to $120,889 in the second quarter of fiscal year 2006. The main reason for the decrease in cash flows provided by operations is attributable to a large build-up of accounts receivable in the current fiscal year’s quarter as compared to the previous fiscal year’s quarter.

Cash flows used in investing activities amounted to $66,846 in the second quarter of fiscal year 2007 compared to $22,935 in the second quarter of fiscal year 2006. The increase is attributable to increased expenditures related to the acquisition of property and equipment and software development.

Cash flows used by financing activities amounted to $104,091 in the second quarter of fiscal year 2007 compared to $149,681 in the second quarter of fiscal year 2006. The decrease is attributable to the elimination of payment requirements for line of credit indebtedness.

RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2007 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2006

Revenues:

Overall revenues increased 50% to $2,908,648 in the six months year to date of fiscal year 2007 from $1,938,735 in the six months year to date of fiscal year 2006. The increase was mainly due to the acquisition of the Engineering and Technical Services (“ETS”) business line, which provides software modeling, laboratory information management services, and temporary staff augmentation services included within our Custom Products and Services business segment.

Training subscription revenues increased by 26% to $1,661,529 in the six months year to date of fiscal year 2007 from $1,322,898 in the six months year to date of fiscal year 2006 due to new subscription based sales and consistency in the rate of year over year subscription renewals.

Custom products and services revenues increased overall by 103% to $1,247,119 in the six months year to date of fiscal year 2007 from $615,837 in the six months year to date of fiscal year 2006. The large increase is attributable to newly acquired software modeling, laboratory information systems, and staff augmentation custom work from customers within the commercial and federal sectors during the six months year to date of fiscal year 2007. The revenues generated from this newly acquired capability and customer base totaled $708,570 in the six months year to date of fiscal year 2007. Non-ETS Custom Products and Services revenues decreased 13% to $538,549 in the six months year to date of the current fiscal year compared to $615,837 in the six months year to date of the previous fiscal year. The decrease was mainly due to fewer federal government custom projects granted during the current fiscal year.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues for the current six months year to date increased by 76% to $1,117,094 from $634,578 for the same period one year ago. The increase is due to labor and technical assistance expense categories resulting from the newly acquired capability in modeling, staff augmentation, and laboratory information systems custom work. The gross profit margin achieved on total revenues decreased to 62% from 67% in comparing the six months year to date of fiscal year 2007 to the six months year to date of fiscal year 2006. The decrease is attributable to lower margins realized on the newly acquired capability of staff augmentation services, which gross profit margin is typically 10% or less due to the nature of technical services work performed at the customer’s site utilizing their site resources, compared to higher gross profit margins realized on the other elements of custom products and services, including the newly acquired capabilities in software modeling and laboratory information systems services.

Training subscription cost of revenues decreased by 5% to $322,305 in the six months year to date of fiscal year 2007 from $338,345 in the six months ended March 31, 2006. This decrease, incurred during a period in which a 26% increase in revenues within this business segment was realized, is due to efficiencies achieved in the internal development of software content.

Custom products and services cost of revenues increased by 169% to $794,589 in the six months year to date of fiscal year 2007 from $296,233 in the six months ended March 31, 2006. The increase is due to the direct costs associated with significantly higher revenues in this business segment resulting from the newly acquired capabilities in software modeling, laboratory information management systems services, and staff augmentation services.

Marketing and Related Labor Expenses:

Marketing and related labor expenses increased by 40% to $744,906 in the six months year to date of fiscal year 2007 from $532,602 in the six months year to date of fiscal year 2006. The increase is due to an increasing internal marketing investment in proposal activities pertaining to portal development, and new business development contract opportunities within the government and commercial sectors.

Reseller Commissions:
Reseller commissions increased by 23% to $190,254 in the six months year to date of fiscal year 2007 from $154,937 in the six months year to date of fiscal year 2006. The year to date increase in the comparison of the two fiscal years is attributable directly to an increase in training subscription revenues generated from sales resources external to the Company.

Depreciation and Amortization:

Depreciation and amortization increased to $107,901 in the six months to date of fiscal year 2007 from $29,066 in the comparable period of fiscal year 2006. The increase is attributable to a reassessment resulting in a reduction in the estimated lives of certain intangible assets, depreciation related to the addition of infrastructure fixed assets, and newly acquired modeling and laboratory information systems fixed assets.

General and Administrative Expenses:

General and Administrative expenses increased by 31% to $992,691 in the six months year to date of fiscal year 2007 from $756,122 in the six months year to date of fiscal year 2006. Labor related expenses increased by 31% to $433,198 during the six months to date of fiscal year 2007 from $330,530 in the same year to date period of one year ago. The increase is attributable to management and staff hires related to the building of our infrastructure to align with our growth strategies. Non-labor related administrative expenses increased by 31% to $559,493 during the six months to date of fiscal year 2007 from $425,592 in the same year to date period of one year ago. The increase is primarily attributable to transition costs related to assimilation of the new ETS business line.

Loss from Operations:

Loss from Operations increased by $75,628 to $244,198 in the six months year to date of fiscal year 2007 from $168,570 in the six months year to date of fiscal year 2006. The increase is due principally to increases in marketing, reseller, and infrastructure expenses from an expanding operation.

Other Income (Expense):

The decrease in fiscal year to date Other Income is attributable to the recognition of a one time gain on the sale of equipment and intangible assets of $30,276 in the first quarter of fiscal year 2006. This was partially offset by a decrease in interest expense in the six months year to date of fiscal year 2007 compared to the same year to date period of one year ago resulting from the elimination of inter-company operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $28,196 in six months year to date of fiscal year 2007 compared to $38,254 in the same year to date period of one year ago.

Net Loss:

The operation sustained a net loss of $178,746 in the six months year to date of fiscal year 2007 compared to a net loss of $115,749 in the six months year to date of fiscal year 2006. The increase in net loss of $62,997 is due mainly to a delay in funding of planned revenues within the government sector early in the fiscal year. This is a result of the impact of continuing funding issues influenced by a lag of timely passing an approved Federal budget for fiscal 2007. These planned revenues have been merely shifted to follow on quarters later in the fiscal year.

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash and cash equivalents of $46,056 as compared to $54,276 as of March 31, 2006. On October 20, 2006 the Company converted $670,702 in related party short-term debt due to the major shareholder into 1,341,404 shares of common stock.

Cash flows provided by operating activities amounted to $238,860 in the six months year to date of fiscal year 2007 compared to $390,007 in the six months year to date of fiscal year 2006. The main reason for the decrease in cash flows provided by operations is attributable to a large build-up of accounts receivable in the current fiscal year’s comparable period as compared to the six months year to date in the previous fiscal year.

Cash flows used in investing activities amounted to $101,381 in the six months year to date of fiscal year 2007 compared to $49,218 in the six months year to date of fiscal year 2006. The increase is attributable to increased expenditures related to the acquisition of property and equipment and cost expenditures for software development.

Cash flows used by financing activities amounted to $258,068 in the six months year to date of fiscal year 2007 compared to $303,135 in the six months year to date of fiscal year 2006. The decrease is attributable to the elimination of payment requirements for line of credit indebtedness and a reduction in related party note payments.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Dated: May 14, 2007	Vivid Learning Systems, Inc.

By: /s/ Christopher L. Britton
Christopher L. Britton
Chief Executive Officer