Form 10QSB
period 2007-06-30
Vivid Learning Systems, Inc.
filed 2007-08-14
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant's common stock issued and outstanding at August 13, 2007, was 13,372,203.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

VIVID LEARNING SYSTEMS, INC.
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Statements	3

PART I
FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion And Analysis
	Of Financial Condition And Results Of Operations	20
Item 3	Controls and Procedures	24

PART II
OTHER INFORMATION

Item 6	Exhibits	25

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

		PAGE

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	5

	Consolidated Statements of Income	6

	Consolidated Statements of Cash Flows	7

	Notes to Financial Statements	8-19

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

	30-Jun-07
	(Unaudited)	30-Sep-06
ASSETS

CURRENT ASSETS
Cash	$181,923	$166,645
Accounts and contracts receivable	947,396	700,115
Accounts and contracts receivable, Fluor Hanford	21,636	27,077
Prepaid expenses	104,785	119,110
Other current assets	171,737	219,795
TOTAL CURRENT ASSETS	1,427,477	1,232,742

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,439,954	1,318,651
Less: Accumulated depreciation and amortization	(956,270)	(862,828)
TOTAL PROPERTY, PLANT AND EQUIPMENT	483,684	455,823

OTHER ASSETS
Software, net of amortization	1,362,669	1,485,038
Intangibles, net of amortization	292,614	436,943
Goodwill	375,000	375,000
Long-term contracts receivable	125,382	244,375
Deferred tax asset	665,236	505,867
TOTAL OTHER ASSETS	2,820,901	3,047,223

TOTAL ASSETS	$4,732,062	$4,735,788

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$266,387	$94,049
Payable to related party	-	670,702
Accrued contract labor	242,166	160,300
Other current liabilities	64,111	63,136
Unearned revenue	122,808	20,355
Notes payable, related parties	75,000	111,853
Current portion of long-term liabilities	79,823	25,795
TOTAL CURRENT LIABILITIES	850,295	1,146,190

LONG-TERM LIABILITIES
Long-term debt	196,108	162,579
Related party payable	275,000	422,325
Other long-term liabilities	125,880	122,096
TOTAL LONG-TERM LIABILITIES	596,988	707,000

TOTAL LIABILITIES	1,447,283	1,853,190

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 13,372,203 and 12,030,674
shares issued and outstanding, respectively	1,337	1,203
Additional paid-in capital	4,384,475	3,673,311
Accumulated deficit	(1,101,033)	(791,916)
TOTAL STOCKHOLDERS' EQUITY	3,284,779	2,882,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,732,062	$4,735,788

The accompanying condensed notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Training subscriptions	$502,829	$439,258	$1,883,818	$1,478,163
Training subscriptions, Fluor Hanford	144,938	140,505	425,478	424,498
Custom products and services	719,093	352,833	1,684,241	858,121
Custom products and services, Fluor Hanford	133,334	57,422	415,305	167,970
	1,500,194	990,018	4,408,842	2,928,752

COST OF REVENUES
Training subscriptions	184,369	147,244	506,875	433,267
Custom products and services	445,691	179,437	1,240,280	527,993
	630,060	326,681	1,747,155	961,260

GROSS PROFIT	870,134	663,337	2,661,687	1,967,492

EXPENSES
Marketing and related labor expenses	376,865	290,250	1,121,770	822,852
Bad debt expense	1,231	7,834	11,908	12,111
Reseller commissions	57,554	59,161	247,808	214,098
Depreciation and amortization	134,429	17,246	242,330	46,312
Wages and contract labor	258,619	145,550	665,818	476,078
Other operating expenses	228,999	196,773	803,814	618,089
TOTAL OPERATING EXPENSES	1,057,697	716,814	3,093,448	2,189,540

LOSS FROM OPERATIONS	(187,563)	(53,477)	(431,761)	(222,048)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	-	106	901	30,382
Interest income	342	444	1,008	1,615
Interest expense	(10,438)	(24,617)	(38,634)	(62,872)
TOTAL OTHER INCOME (EXPENSE)	(10,096)	(24,067)	(36,725)	(30,875)

LOSS BEFORE INCOME TAXES	(197,659)	(77,544)	(468,486)	(252,923)

INCOME TAX BENEFIT	67,288	26,365	159,369	85,993

NET LOSS	$(130,371)	$(51,179)	$(309,117)	$(166,930)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$-	$(0.02)	$(0.01)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	13,372,203	11,997,299	13,224,779	11,280,521

The accompanying condensed notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,117)	$(166,930)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	242,330	46,312
Amortization of capitalized software	206,172	204,963
Bad debt expenses	11,908	12,111
Gain on sale of assets	-	(30,276)
Changes in deferred tax assets and liabilities	(159,369)	(85,778)
Common stock and options issued for services	40,565	20,000
Changes in assets and liabilities:
Accounts and contracts receivable	(30,285)	389,750
Prepaid expenses	39,914	19,102
Other current assets	52,639	216,999
Accounts payable	145,148	(9,106)
Accrued payroll and related expenses	(85,551)	(147,197)
Long-term receivable contracts	118,993	84,162
Other current liabilities	(2,792)	(180,248)
Unearned revenue	102,453	-
Net cash provided by operating activities	373,008	373,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(44,651)	(14,336)
Acquisition of software	(95,302)	(71,800)
Net cash used by investing activities	(139,953)	(86,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	-	8,343
Stock options exercised for common stock	31	-
Payments on notes payable, related party	(147,368)	(220,297)
Payments on line of credit	-	(74,721)
Payments on long-term debt	(36,779)	(8,282)
Payments on other long-term liabilities	(33,661)	-
Net cash provided (used) by financing activities	(217,777)	(294,957)

Net increase (decrease) in cash	15,278	(7,229)

Cash at beginning of period	166,645	16,622

Cash at end of period	$181,923	$9,393

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$38,634	$62,872
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock and options issued for services	$-	$20,000
Common stock issued for related party debt	$670,702	$1,092,448
Note receivable from sale of equipment and intangible assets	$-	$45,000
Acquisition of fixed assets via capital leases	$45,014	$46,483
Leasehold improvements financed	$-	$100,000

The accompanying condensed notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
JUNE 30, 2007

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations

Vivid Learning Systems, Inc. (hereinafter “Vivid Washington”) was incorporated in 1995 in the State of Washington under the name of Vivid Concepts, Inc. Prior to December 23, 2003, Vivid Washington was a wholly owned subsidiary of Nuvotec, Inc., a technology commercialization corporation based in Washington State. On December 23, 2003, Nuvotec, Inc. exchanged all of its 7,000,000 common stock shares in Vivid Washington for 8,100,000 shares of common stock with a par value of $0.0001 in a newly formed Delaware corporation also named Vivid Learning Systems, Inc. The Delaware company (“Company” or “Vivid Delaware”) serves as the holding company and parent and sole shareholder of the operating entity (“Vivid Washington”). An additional 1,987,996 shares of the Company’s common stock was issued in a private placement to approximately seventy individual shareholders at September 30, 2004.

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

Nuvotec USA, Inc. (Nuvotec) prior to June 13, 2007 held approximately eighty-three percent (83%) of the Company. On June 13, 2007 Nuvotec closed on an acquisition transaction wherein one of the conditions to closing was that the shares of the Company were to be distributed on a pro-rata basis to the Nuvotec shareholders according to the Agreement and Plan of Distribution. The shares in the capital stock of the Company held by Nuvotec were distributed to approximately 300 individuals. The effective date of the transaction, June 13, 2007, resulted in the change of control of the Company. No individual who received the distribution from Nuvotec was given a controlling interest in the Company. There was no consideration as this was a Nuvotec shareholder tax-free distribution.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the Company’s consolidated audited financial statements at September 30, 2006 and footnotes thereto.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
JUNE 30, 2007

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

Accounting Methods and Consolidation

The Company’s financial statements are prepared using the accrual method of accounting. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of inter-company accounts and transactions. The wholly owned subsidiaries of the Company are Vivid Washington and ImageWorks Media Group, Inc.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.

Guarantees and Line of Credit

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (hereinafter “FIN 45” or the “Interpretation”. FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee’s guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The Company has adopted the disclosure requirements of FIN 45. Although there is a line of credit in place at September 30, 2006 which was executed by Nuvotec, Vivid’s major shareholder, the Company, as a subsidiary guaranteeing this debt which is owed to a third party, in fact has a guarantee which is excluded from the disclosure requirements of the Interpretation, and is not required to be recognized as a liability for the guarantee. The guarantee was released effective June 13, 2007 upon the distribution of the major shareholder’s controlling interest in the Company.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
JUNE 30, 2007

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

Provision for Taxes

The current tax provision represents the federal income tax which the Company would have incurred on a separate, stand-alone basis. The Company receives the benefit of losses resulting from the federal income tax returns filed on a consolidated basis by its former majority shareholder, Nuvotec USA, Inc.

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
JUNE 30, 2007

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

Software development costs consist of the following at the dates shown:

	June 30, 2007	September 30, 2006
Software development costs	$3,551,259	$3,467,456
Accumulated amortization	(2,188,590)	(1,982,418)
	$1,362,669	$1,485,038

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
JUNE 30, 2007

The amount of software costs written down to net realizable value was zero during the nine months ended June 30, 2007 and 2006, respectively.

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

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At June 30, 2007, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2007 and September 30, 2006, the current related party payables consisted of $75,000 and $782,555, respectively, of borrowing from Nuvotec USA, Inc. and current amounts due to the former owners of ImageWorks. The long-term related party payable consists of borrowing from Nuvotec of $0 and $72,325. The amounts due to the former owners of ImageWorks were $275,000 and $350,000, respectively.

The former majority stockholder of the Company had been providing financial resources for the Company which were recorded as an inter-company payable as draws were made. The boards of directors of the Company and the former majority owner approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. During the nine months ended June 30, 2007, the Company converted $670,702 in related party short-term debt due to Nuvotec, USA, Inc., into 1,341,404 shares of common stock, which shares were part of the distribution of Nuvotec USA, Inc. shares effective June 13, 2007.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At June 30, 2007 and September 30, 2006, no preferred stock has been issued by the Company

NOTE 5 - STOCK-BASED COMPENSATION

During the year ended September 30, 2006, 36,666 options vested which had been issued in 2004, and had a fair value of $5,830. During the nine month period ending June 30, 2007, 305,939 options vested which had been issued in 2004, and had a fair value of $40,565.

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation. During the period ended June 30, 2007 225,250 of these options vested and had a fair value of $36,040. The following assumptions were made in estimating the fair value: risk-free interest is 3%, volatility is 0.3 and expected life is 3 years.

During the year ended September 30, 2006, additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777. During the period ended June 30, 2007 10,939 of these options vested and had a fair value of $4,525. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%; volatility is 1.0136; expected life is 3 to 5 years; dividend yield is $0.

The value of the unvested options at June 30, 2007 was $70,296.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	570,940	$0.33	1,745,685
Total	570,940		1,745,685

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
JUNE 30, 2007

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2005	504,334	$0.25
Granted	153,606	0.54
Exercised	(33,375)	0.25
Expired or terminated	(53,625)	0.25
Outstanding at September 30, 2006	570,940	$0.33
Options exercisable at September 30, 2006	365,189	$0.31

Outstanding at October 1, 2006	570,940	$0.33
Granted	58,500	-
Exercised	125	0.25
Expired or terminated	26,667	-
Outstanding at June 30, 2007	602,648	$0.33
Options exercisable at June 30, 2007	396,897	$0.31

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy / Federal Government. During the nine months ended June 30, 2007 and 2006, services provided to these contractors aggregated $1,764,988 and $698,071, representing 40% and 24% of total revenue, respectively. At June 30, 2007 and 2006, amounts due from these contractors are included in accounts receivable in the amounts of $183,118 and $54,635, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Nine Months Ending
	June 30,
	2007	2006
Revenues—Fluor Hanford	$840,783	$592,395
Accounts Receivable Fluor Hanford	21,636	20,646

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the nine months ending June 30, 2007 and 2006, the Company incurred $116,607 and $53,616 in royalty obligations, respectively, which are recorded in marketing expense. At June 30, 2007 and 2006, there were no incurred royalty obligations to be accrued and recorded in other current liabilities on the balance sheet.

NOTE 8 - SEGMENT INFORMATION

The Company has two operating segments at June 30, 2007: training subscriptions and custom products and services.

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

Segment information (after inter-company eliminations) for the nine months ended
June 30, 2007 and 2006 is as follows:

	June 30,	June 30,
	2007	2006
Revenues:
Training subscriptions	$2,309,296	$1,902,661
Custom products and services	2,099,546	1,026,091
Total Revenues	$4,408,842	$2,928,752

Income (loss) before income taxes:
Training subscriptions	1,596,249	$1,264,431
Custom products and services	849,073	488,892
Corporate	(2,913,808)	(2,006,246)
Income (loss) before income taxes	$(468,486)	$(252,923)

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS
JUNE 30, 2007

	June 30,	June 30,
	2007	2006
Identifiable assets:
Training subscriptions	$1,362,669	$1,521,141
Custom products and services	324,518	256,516
Corporate	3,044,875	2,873,381
Total Identifiable Assets	$4,732,062	$4,651,038

Depreciation and amortization:
Training subscriptions	$206,172	$204,963
Custom products and services	10,193	9,206
Corporate	232,137	37,106
Total Depreciation and Amortization	$448,502	$251,275

NOTE 9 - INCOME TAXES

During the nine months ended June 30, 2007, the Company realized a loss before income taxes of $468,486. As a result, the Company has recognized $159,369 of federal income tax benefit, calculated at a rate of approximately 34%, and an increase in its deferred tax asset for this same amount. The Company’s deferred tax asset at June 30, 2007 principally consists of the prospective income tax benefit (at 34%) of net operating losses in 2005, 2006, and 2007 to date.

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
JUNE 30, 2007

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

VIVID LEARNING SYSTEMS, INC.
JUNE 30, 2006
CONSOLIDATED STATEMENTS OF OPERATIONS - PROFORMA

	Vivid	ETS
	Learning				PROFORMA
	Systems, Inc.				CONSOLIDATED

	For the Three Months Ended
	June 30,	June 30,			June 30,
	2006	2006			2006
	(unaudited)	(unaudited)	Eliminations		(unaudited)

REVENUES
Training subscriptions	$439,258		$		$439,258
Training subscriptions, Fluor Hanford	140,505				140,505
Custom products and services	352,833	542,216			895,049
Custom products and services, Fluor Hanford	57,422	142,188			199,610
	990,018	684,404		-	1,674,422

COST OF REVENUES
Training subscriptions	147,244				147,244
Custom products and services	179,437	492,085			671,522
	326,681	492,085		-	818,766

GROSS PROFIT	663,337	192,319		-	855,656

EXPENSES
Marketing and related labor expenses	290,250	3,141			293,391
Bad debt expense	7,834	4,092			11,926
Reseller commissions	59,161	-			59,161
Depreciation and amortization	17,246	12,838			30,084
Wages and contract labor	145,550	52,736			198,286
Other operating expenses	196,773	74,335			271,108
	716,814	147,142		-	863,956

INCOME <LOSS> FROM OPERATIONS	(53,477)	45,177		-	(8,300)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	106	-			106
Interest income	444	-			444
Interest expense	(24,617)	(3,071)			(27,688)
	(24,067)	(3,071)		-	(27,138)

INCOME <LOSS> BEFORE INCOME TAXES	(77,544)	42,106		-	(35,438)

INCOME TAX BENEFIT <EXPENSE>	26,365	(14,316)			12,049

NET INCOME <LOSS>	$(51,179)	$27,790		$-	$(23,389)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED					$-

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED					11,997,299

VIVID LEARNING SYSTEMS, INC
JUNE 30, 2006
CONSOLIDATED STATEMENTS OF OPERATIONS - PROFORMA

	Vivid	ETS
	Learning				PROFORMA
	Systems, Inc.				CONSOLIDATED

	For the Nine Months Ended
	June 30,	June 30,			June 30,
	2006	2006	Eliminations		2006
	(unaudited)	(unaudited)			(unaudited)

REVENUES
Training subscriptions	$1,478,163	$	$		$1,478,163
Training subscriptions, Fluor Hanford	424,498				424,498
Custom products and services	858,121	1,185,904			2,044,025
Custom products and services, Fluor Hanford	167,970	918,180			1,086,150
	2,928,752	2,104,084		-	5,032,836

COST OF REVENUES
Training subscriptions	433,267	-			433,267
Custom products and services	527,993	1,538,376			2,066,369
	961,260	1,538,376		-	2,499,636

GROSS PROFIT	1,967,492	565,708		-	2,533,200

EXPENSES
Marketing and related labor expenses	822,852	145,741			968,593
Bad debt expense	12,111	4,191			16,302
Reseller commissions	214,098	-			214,098
Depreciation and amortization	46,312	18,855			65,167
Wages and contract labor	476,078	149,738			625,816
Other operating expenses	618,089	205,502			823,591
	2,189,540	524,027		-	2,713,567

INCOME <LOSS> FROM OPERATIONS	(222,048)	41,681		-	(180,367)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	30,382	1,157			31,539
Interest income	1,615	-			1,615
Interest expense	(62,872)	(9,791)			(72,663)
	(30,875)	(8,634)		-	(39,509)

INCOME <LOSS> BEFORE INCOME TAXES	(252,923)	33,047		-	(219,876)

INCOME TAX BENEFIT <EXPENSE>	85,993	(11,236)			74,757

NET INCOME <LOSS>	$(166,930)	$21,811		$-	$(145,119)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED					$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED					11,280,521

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

Revenues

Overall revenues increased 52% to $1,500,194 in the third quarter of fiscal year 2007 from $990,018 in the third quarter of fiscal year 2006. The increase was in part due to the acquisition of the parent’s Engineering and Technical Services (“ETS”) business line, which provides software modeling, laboratory information management services, and temporary staff augmentation services which are included in our Custom Products and Services business segment.

Training subscription revenues increased by 12% to $647,767 in the third quarter of fiscal year 2007 from $579,763 in the third quarter of fiscal year 2006 due to the addition of new subscription customers and consistency year over year in subscription renewals.

Custom products and services revenues increased overall by 108% to $852,427 in the third quarter of fiscal year 2007 from $410,255 in the third quarter of fiscal year 2006. The large increase is attributable to newly acquired software modeling, laboratory information systems, and staff augmentation custom work from customers within the commercial and federal sectors during the third quarter of fiscal year 2007. The revenues generated from this newly acquired capability and customer base totaled $358,260 in the third quarter of fiscal year 2007. Non-ETS Custom Products and Services revenues increased 20% to $494,167 in the third quarter of the current fiscal year compared to $410,255 in the third quarter of the previous fiscal year. The increase was mainly due to completion of the sales cycle in generating new custom projects consistent with the historical seasonality of this business segment.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues increased by 93% to $630,060 in the third quarter of fiscal year 2007 from $326,681 in the third quarter of fiscal year 2006. The increase is due to higher costs incurred in labor and technical assistance expense categories resulting from the newly acquired capability in modeling, staff augmentation, and laboratory information systems custom work. The gross profit margin achieved on total revenues decreased to 58% from 67% in comparing the third quarter of fiscal year 2007 to the third quarter of fiscal year 2006. The decrease is attributable to lower margins realized on the newly acquired capability of staff augmentation services, which gross profit margin is typically 10% or less due to the nature of technical services work performed at the customer’s site utilizing their site resources, compared to higher gross profit margins realized on the other elements of custom products and services, including the newly acquired capabilities in software modeling and laboratory information systems services.

Training subscription cost of revenues increased by 25% to $184,369 in the third quarter of fiscal year 2007 from $147,244 in the third quarter of fiscal year 2006. This increase is directly related to the increase in revenues within this business segment during the two comparable three month reporting periods ending 6/30/07 and 6/30/06.

Custom products and services cost of revenues increased by 148% to $445,691 in the third quarter of fiscal year 2007 from $179,437 in the third quarter of fiscal year 2006. The increase is due to the direct costs associated with significantly higher revenues in this business segment resulting from the newly acquired capabilities in software modeling, laboratory information management systems services, and staff augmentation services.

Marketing and Related Labor Expenses:

Marketing and related labor expenses increased by 30% to $376,865 in the third quarter of fiscal year 2007 from $290,250 in the third quarter of fiscal year 2006. The reason for the increase is due to an increasing internal marketing investment in proposal activities pertaining to portal development, and new business development contract opportunities within the government and commercial sectors.

Reseller Commissions:

Reseller commissions decreased by 3% to $57,554 in the third quarter of fiscal year 2007 from $59,161 in the third quarter of fiscal year 2006. The slight decrease is attributable directly to an increase in training subscription revenues generated from internal sales resources during the fiscal quarter.

Depreciation and Amortization:

Depreciation and amortization increased to $134,429 in the third quarter of fiscal year 2007 compared to $17,246 in the third quarter of fiscal year 2006. The increase is attributable to a reassessment resulting in a reduction in the estimated lives of certain intangible assets, depreciation related to the addition of infrastructure fixed assets, and newly acquired modeling and laboratory information systems fixed assets.

General and Administrative Expenses:

General and Administrative expenses increased by 40% to $488,849 in the third quarter of fiscal year 2007 from $350,157 in the third quarter of fiscal year 2006. Labor related expenses increased by 78% to $258,619 during the fiscal quarter from $145,550 in the same fiscal quarter of one year ago. The increase is attributable to management and staff acquired with the ETS business line. Non-labor related administrative expenses increased by 13% to $230,230 during the fiscal quarter from $204,607 in the same fiscal quarter of one year ago. The increase is primarily attributable to transition costs related to assimilation of the new ETS business line and the absorption of infrastructure costs related to the sale of the parent company.

Loss from Operations:

Loss from Operations increased by $134,086 to $187,563 in the third quarter of fiscal year 2007 from $53,477 in the third quarter of fiscal year 2006. The increase is due principally to increases in operating expenses incurred during the quarter ending June 30, 2007 as compared to the quarter ending June 30, 2006, partially offset by increases in gross profit margins in the comparison of the two reporting periods.

Other Income (Expense):

The decrease in Other Expenses is attributable to the decrease in interest expense in the third quarter of the current fiscal year resulting from the elimination of inter-company operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $10,438 in the quarter ended June 30, 2007 compared to $24,617 in the quarter ended June 30, 2006.

Net Loss

The operation sustained a net loss of $130,371 in the third quarter of fiscal year 2007 compared to a net loss of $51,179 in the third quarter of fiscal year 2006. The increase in net loss of $79,192 is due to increasing operating expenses incurred during the third fiscal quarter in the current year compared to the same period in the previous year partially offset by increasing gross profit margins and income tax benefits in the comparison of the two fiscal quarters.

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

Liquidity and Capital Resources

As of June 30, 2007 the Company had cash of $181,923 compared to $9,393 as of June 30, 2006.

Cash flows provided by operating activities amounted to $134,140 in the third quarter of fiscal year 2007 compared to cash flows used in operating activities of $16,143 in the third quarter of fiscal year 2006. The main reason for the increase in cash flows provided by operations is attributable to increases in depreciation and amortization in the current fiscal year’s quarter as compared to the previous fiscal year’s quarter.

Cash flows used in investing activities amounted to $38,572 in the third quarter of fiscal year 2007 compared to $36,918 in the third quarter of fiscal year 2006. The slight increase is attributable to increased expenditures related to the acquisition of property and equipment, partially offset by a reduction in expenditures for internal software development.

Cash flows provided by financing activities amounted to $40,291 in the third quarter of fiscal year 2007 compared to $8,178 in the third quarter of fiscal year 2006. The increase is attributable to the reduction of payment requirements for line of credit and notes payable related party indebtedness.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

Revenues

Overall revenues increased 51% to $4,408,842 in the nine months year to date of fiscal year 2007 from $2,928,752 in the nine months year to date of fiscal year 2006. The increase was mainly due to the acquisition of the Engineering and Technical Services (“ETS”) business line, which provides software modeling, laboratory information management services, and temporary staff augmentation services included within our Custom Products and Services business segment.

Training subscription revenues increased by 21% to $2,309,296 in the nine months year to date of fiscal year 2007 from $1,902,661 in the nine months year to date of fiscal year 2006 due to new subscription based sales and consistency in the rate of year over year subscription renewals.

Custom products and services revenues increased overall by 105% to $2,099,546 in the nine months year to date of fiscal year 2007 from $1,026,091 in the nine months year to date of fiscal year 2006. The large increase is attributable to newly acquired software modeling, laboratory information systems, and staff augmentation custom work from customers within the commercial and federal sectors during the nine months year to date of fiscal year 2007. The revenues generated from this newly acquired capability and customer base totaled $1,066,830 in the nine months year to date of fiscal year 2007. Non-ETS Custom Products and Services revenues increased 1% to $1,032,716 in the nine months year to date of the current fiscal year compared to $1,026,091 in the nine months year to date of the previous fiscal year. The slight increase was mainly due to new custom projects consistent with the historical seasonality of this business segment.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues for the current nine months year to date increased by 82% to $1,747,155 from $961,260 for the same period one year ago. The increase is due to labor and technical assistance expense categories resulting from the newly acquired capability in modeling, staff augmentation, and laboratory information systems custom work. The gross profit margin achieved on total revenues decreased to 60% from 67% in comparing the nine months year to date of fiscal year 2007 to the nine months year to date of fiscal year 2006. The decrease is attributable to lower margins realized on the newly acquired capability of staff augmentation services, which gross profit margin is typically 10% or less due to the nature of technical services work performed at the customer’s site utilizing their site resources, compared to higher gross profit margins realized on the other elements of custom products and services, including the newly acquired capabilities in software modeling and laboratory information systems services.

Training subscription cost of revenues increased by 17% to $506,875 in the nine months year to date of fiscal year 2007 from $433,267 in the nine months ended June 30, 2006. This increase is directly related to the increase in revenues within this business segment during the two comparable year to date reporting periods ending 6/30/07 and 6/30/06.

Custom products and services cost of revenues increased by 135% to $1,240,280 in the nine months year to date of fiscal year 2007 from $527,993 in the nine months ended June 30, 2006. The increase is due to the direct costs associated with significantly higher revenues in this business segment resulting from the newly acquired capabilities in software modeling, laboratory information management systems services, and staff augmentation services.

Marketing and Related Labor Expenses:

Marketing and related labor expenses increased by 36% to $1,121,770 in the nine months year to date of fiscal year 2007 from $822,852 in the nine months year to date of fiscal year 2006. The increase is due to an increasing internal marketing investment in proposal activities pertaining to portal development, and new business development contract opportunities within the government and commercial sectors.

Reseller Commissions:

Reseller commissions increased by 16% to $247,808 in the nine months year to date of fiscal year 2007 from $214,098 in the nine months year to date of fiscal year 2006. The year to date increase in the comparison of the two fiscal years is attributable directly to an increase in training subscription revenues generated from sales resources external to the Company.

Depreciation and Amortization:

Depreciation and amortization increased to $242,330 in the nine months to date of fiscal year 2007 from $46,312 in the comparable period of fiscal year 2006. The increase is attributable to a reassessment resulting in a reduction in the estimated lives of certain intangible assets, depreciation related to the addition of infrastructure fixed assets, and newly acquired modeling and laboratory information systems fixed assets.

General and Administrative Expenses:

General and Administrative expenses increased by 34% to $1,481,540 in the nine months year to date of fiscal year 2007 from $1,106,278 in the nine months year to date of fiscal year 2006. Labor related expenses increased by 40% to $665,818 during the nine months to date of fiscal year 2007 from $476,078 in the same year to date period of one year ago. The increase is attributable to management and staff acquired with the ETS business line. Non-labor related administrative expenses increased by 35% to $815,722 during the nine months to date of fiscal year 2007 from $630,200 in the same year to date period of one year ago. The increase is primarily attributable to transition costs related to assimilation of the new ETS business line and the absorption of infrastructure costs pertaining to the sale of the parent company.

Loss from Operations:

Loss from Operations increased by $209,713 to $431,761 in the nine months year to date of fiscal year 2007 from $222,048 in the nine months year to date of fiscal year 2006. The increase is due principally to increases in marketing, reseller, and infrastructure expenses from an expanding operation, and increases in depreciation and amortization expenses.

Other Income (Expense):

The decrease in fiscal year to date Other Income is attributable to the recognition of a one time gain on the sale of equipment and intangible assets of $30,276 in the first quarter of fiscal year 2006. This was partially offset by a decrease in interest expense in the nine months year to date of fiscal year 2007 compared to the same year to date period of one year ago resulting from the elimination of inter-company operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $38,634 in nine months year to date of fiscal year 2007 compared to $62,872 in the same year to date period of one year ago.

Net Loss:

The operation sustained a net loss of $309,117 in the nine months year to date of fiscal year 2007 compared to a net loss of $166,930 in the nine months year to date of fiscal year 2006. The increase in net loss of $142,187 is due to increasing operating expenses from an expanded operation incurred during the nine months year to date of fiscal year 2007 compared to the same period in the previous year, partially offset by increasing gross profit margins and income tax benefits in the comparison of the two fiscal year reporting periods. The principal reasons for the increases in operating expenses are related to the assimilation and transition costs pertaining to the newly acquired ETS business line, and the absorption of infrastructure costs related to the sale of the parent company. The infrastructure costs of the operation are currently under review.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash and cash equivalents of $181,923 as compared to $9,393 as of June 30, 2006. On October 20, 2006 the Company converted $670,702 in related party short-term debt due to the major shareholder into 1,341,404 shares of common stock.

Cash flows provided by operating activities amounted to $373,008 in the nine months year to date of fiscal year 2007 compared to $373,864 in the nine months year to date of fiscal year 2006. The main reason for the slight decrease in cash flows provided by operations is attributable to an increase in the net loss offset mainly by increases in depreciation and amortization expenses in the current fiscal year’s comparable period as compared to the nine months year to date in the previous fiscal year.

Cash flows used in investing activities amounted to $139,953 in the nine months year to date of fiscal year 2007 compared to $86,136 in the nine months year to date of fiscal year 2006. The increase is attributable to increased expenditures related to the acquisition of property and equipment and cost expenditures for software development.

Cash flows used by financing activities amounted to $217,777 in the nine months year to date of fiscal year 2007 compared to $294,957 in the nine months year to date of fiscal year 2006. The decrease is attributable to the elimination of payment requirements for line of credit indebtedness and a reduction in related party note payments.

ITEM 3 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

ITEM 6  EXHIBITS

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

Dated: August 13, 2007	Vivid Learning Systems, Inc.

	By:	/s/ Sandra I. Muller
Sandra I. Muller
Chief Executive Officer