Form 10KSB
period 2007-09-30
Vivid Learning Systems, Inc.
filed 2007-12-19
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2007

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

State Issuer’s revenues for its most recent fiscal year: $6,056,202.

The aggregate market value of the Issuer’s common stock held by non-affiliates of the Issuer as of December 18, 2007 (based on the closing sale price of U.S. $0.23 per share of the Issuer’s common stock, as reported on the Over the Counter Bulletin Board on that date) was approximately U.S. $501,744 (based on approximately 2,181,496 shares).  Common stock held by each officer and director and by each person known to the Issuer to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Issuer’s common stock outstanding as of December 18, 2007 was 13,372,203.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-KSB
Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY OF CORPORATE HISTORY

Vivid Learning Systems, Inc. (hereinafter “the Company” or “Vivid”), was incorporated in December 2003 in the State of Delaware. Vivid is the sole shareholder of its operating subsidiary Vivid Learning Systems, Inc., a Washington corporation (hereinafter "Vivid WA"). Vivid WA was incorporated in 1995 in the State of Washington under the name of Applied Tecknowledgey, Inc. and in April of 1997 changed its name to Vivid Concepts, Inc. Vivid WA changed its name to Vivid Learning Systems, Inc. in January 2000. Until June 13, 2007, approximately 83% of the outstanding shares of Vivid were held by Nuvotec USA, Inc. Nuvotec USA, Inc. was incorporated in the State of Delaware in August 2004 as a result of the combination of Nuvotec, Inc., a Delaware corporation and Pacific EcoSolutions, Inc., also a Delaware corporation. Nuvotec, Inc. was a Washington corporation formed in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec, Inc. In December 2003 Nuvotec, Inc. exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid. On June 13, 2007, Nuvotec USA, Inc. distributed its shares in the Company to the Nuvotec USA, Inc. shareholders on a pro-rata basis. Said distributed shares are not registered.

In May 2004 Vivid purchased ImageWorks Media Group, Inc., a media development company that Vivid now operates as a wholly owned subsidiary. Effective October 1, 2005, both Nuvotec USA and Pacific EcoSolutions re-organized in the State of Washington.

The Company develops and delivers computer-based compliance training products and interactive communications programs, which are marketed nationally and internationally. We maintain a worldwide web site at http://www.learnatvivid.com. The reference to our worldwide web address does not constitute incorporation by reference into this report of information contained at that site.

Our stock is quoted on the Over the Counter (OTC) Bulletin board under the symbol "VVDL.OB".

History of Former Parent Company Nuvotec USA, Inc.

Until June 13, 2007, approximately 83% of the outstanding shares of Vivid were held by Nuvotec USA, Inc. Nuvotec USA, Inc. was incorporated in the State of Delaware in August 2004 as a result of the combination of Nuvotec, Inc., a Delaware corporation and Pacific EcoSolutions, Inc., also a Delaware corporation. Nuvotec, Inc. was a Washington corporation formed in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec, Inc. In December 2003 Nuvotec, Inc. exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid. Effective October 1, 2005, both Nuvotec USA and Pacific EcoSolutions re-organized in the State of Washington.

Nuvotec USA, Inc. was a Richland, Washington based technology commercialization and technical services company with established and profitable business lines in environmental management and web-based training (including Vivid). The anchor for Nuvotec’s environmental business line was the nuclear-related technical services it provided to the Department of Energy (since 1995) in project and construction management, engineering, and project and field work control. In addition, Nuvotec also had ongoing waste processing efforts focused on commercial waste treatment. Nuvotec USA, Inc. was formed in August 2004 by the merger of Nuvotec, Inc. and Pacific EcoSolutions, Inc. On June 13, 2007, the sale of Nuvotec USA, Inc. and Pacific EcoSolutions, Inc. to Perma-Fix Environmental Services, Inc. closed.

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

In 2000, the Company began developing training libraries that could be delivered over the web. The Company changed its pricing model from one time product sales to annual subscriptions. The Company built a large web-enabled OSHA and utility safety library. Additionally, the Company purchased and enhanced a web based learning management system. The Company also established a national marketing presence through a combination of direct sales and marketing, signed on channel sales partners, worked with industry experts and consultants, exhibited at national trade shows, and advertised in national magazines. The Company now also applies this marketing mix and focus to the health care and food safety markets.

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

The Company has a self-contained production group which includes instructional designers, programmers, media (design, photography, video animation, and simulation) and technical writers. The company has produced over 300 online lessons and has actively marketed these programs to the commercial workplace since 1999.

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

Through reseller agreements and associations, Vivid’s products and services are marketed nationally, in Canada, and in Northern Europe by more than 1,000 sales professionals from a distribution network of partners including Zee Medical, Inc., New Horizons Computer Learning Centers, Inc., Element K, Learn.com, and, Saba. The Company has also employed industry experts as consultants in key vertical markets to assist in lead generation and content development efforts. The Company's lead generation strategies include trade shows, direct mail, e-mail blasts, newsletters, and print advertising. The Company also plans to set up an international distribution network.

The Company's largest customer is Fluor Hanford, Inc. Fluor Hanford accounted for approximately 18% of revenues in fiscal year 2007, 19% of revenues in fiscal year 2006, and 22% of revenues in fiscal year 2005. The contract with Fluor Hanford expires September 30, 2008.

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

2. In the healthcare industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; The Joint Commission on the Accreditation of Healthcare Organizations (JCAHO) training; and, Health Insurance Portability and Accountability Act (HIPAA) training. Additionally, Vivid provides some employment law, bereavement, phlebotomy, and continuing education training (through a reseller agreement with other content development companies). The primary markets for this training are public and private hospitals and nursing associations.

3. In the utility industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; Electrical Worker Training (EWT) based on CFR 1910.269 standards; and, some employment law and job specific training programs. The markets for this training are public and private utilities and utility contractors.

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

Acquisitions

In fiscal years 2007 and 2006 Vivid made no acquisitions.

Employees

As of September 30, 2007, Vivid had 35 full-time employees and 7 part-time employees. Of those employees, 9 full-time employees are in sales, 21 full-time employees are in production, 5 full-time employees are administrative, and 5 are part-time authenticators (test proctors), and 2 part-time in production. Vivid plans to add 2 or more additional employees in fiscal year 2008. None of the employees are subject to any collective bargaining agreements.  There is one (1) employment agreement.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate office is located at 5728 Bedford, Pasco, Washington. Our training center is located at 2345 Stevens Drive, Richland, Washington. Our video production facilities are located at 5710 Bedford, Pasco, Washington.

Up until March 31, 2007, during the past fiscal year, the Company's corporate office was at 723 The Parkway which is a space that the Company's former parent corporation (its largest shareholder) Nuvotec USA, Inc. (“Nuvotec”) leased. The Company did not pay rent for this space (other than management fee allocations which include overhead). Nuvotec leased the 723 Parkway office space from Ferguson Financial Group, which is controlled by Robert Ferguson, who is Vivid's Chairman of the Board of Directors. During the past year, Nuvotec's lease required monthly payments of $12,865.

The Company leases its training center at 2345 Stevens Drive in Richland, Washington from the Port of Benton, on an annual basis and is responsible for excise tax and maintenance expenses based upon its share of office space occupancy in relation to the total space leased. The Company paid $41,996 and $70,448 for rent, excise tax, and maintenance of this property for the fiscal years ended September 30, 2007 and September 30, 2006, respectively.

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

Year Ending September 30, 2007	High	Low
September 30, 2007	$0.40	$0.16
June 30, 2007	$0.50	$0.13
March 31, 2007	$0.24	$0.17
December 31, 2006	$0.26	$0.17

Source:  Big Charts

On December 18, 2007, the closing bid price for our common stock was $0.23.

STOCKHOLDERS

As of December 4, 2007, there were 326 stockholders of record of the Company’s common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2007, concerning outstanding options to purchase common stock granted to participants in all of the Company’s equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	515,898	(1)	$0.34	1,800,602

Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	515,898		$0.34	1,800,602

(1) Represents stock options issued pursuant to the Company’s 2003 Non-Statutory Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES

There have not been any sales of unregistered securities. The June 13, 2007 distribution of the Company shares held by Nuvotec USA, Inc. was deemed to not be a sale.

The distribution of securities described above were deemed to be exempt from registration under the Securities Act of 1933 as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The Company made the determination that the Board of Directors of Nuvotec USA, Inc. had sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment. There was no general solicitation or general advertising used to market the securities. The Nuvotec USA, Inc. shareholders acknowledged in the shareholder vote to sell Nuvotec USA, Inc. with the related transaction of the distribution of the Company’s shares held by Nuvotec USA, Inc. that they received the securities for their own account. A legend was placed on the stock certificates stating that the securities had not been registered under the Securities Act and could be sold or otherwise transferred without an effective registration or an exemption therefrom.

REPURCHASE OF SECURITIES

Vivid did not repurchase any shares of its common stock during the fiscal year ended September 30, 2007.

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

Overview

Vivid revenues grew by 46% over the past year. The increase in revenues is attributable in part to the acquisition of the former parent’s Engineering and Technical Services (“ETS”) business line, which provides software modeling, laboratory information management services, and temporary staff augmentation services, and is included in our Custom Products and Services business segment. Also, a 21% increase in training subscription revenues largely attributable to a high level of subscription renewals and an increase in new subscription based sales contributed to the growth. Vivid’s gross profit decreased from 68% in fiscal year 2006 to 60% of revenues in fiscal year 2007. The decrease in gross profit margin achieved on total revenues is mainly attributable to lower margins realized in staff augmentation services, software modeling, and laboratory information systems services, which technical services have been deemphasized and scaled back due to the poor margin realized from this type of non-core technical work.

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

Accounts Receivable—The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on the Company’s past and expected collections, and current credit conditions. Most receivables result from contracted subscriptions and services with large, established customers, including the federal and state governments. As of September 30, 2007 all Company receivables are considered collectible and no valuation allowance is deemed necessary.

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

Reclassifications—Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2007 presentation. The reclassifications have no effect on net assets, net revenues, or net earnings.

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

RESULTS OF OPERATIONS

Our fiscal year ends September 30. Our operating results for the years ended September 30, 2007 and 2006 are presented below.

	Year Ended September 30, 2007	Year Ended September 30, 2006

REVENUES	$6,056,202	$4,141,604

COST OF REVENUES	2,439,497	1,342,006

GROSS PROFIT	3,616,705	2,799,598

EXPENSES
Marketing & related labor expenses	1,401,739	1,068,252
Bad debt expense	12,426	12,111
Reseller commissions	394,711	307,380
Depreciation & amortization	738,769	144,113
Wages and contract labor	896,969	579,589
Other Operating expenses	1,100,695	909,197
TOTAL OPERATING EXPENSES	4,545,309	3,020,642

INCOME FROM OPERATIONS	$(928,604)	$(221,044)

OTHER INCOME EXPENSE
Gain (loss) on sale of equipment and intangible assets	(1,733)	30,276
Other income	-	80,106
Interest income	1,307	2,075
Interest expense	(49,105)	(84,435)
TOTAL OTHER INCOME (EXPENSE)	(49,531)	28,022

INCOME (LOSS) BEFORE INCOME TAXES	(978,135)	(193,022)

INCOME TAX BENEFIT (EXPENSE)	332,566	46,001

NET INCOME (LOSS)	$(645,569)	$(147,021)

BASIC NET INCOME (LOSS) PER SHARE	(0.05)	(0.01)
DILUTED NET INCOME (LOSS) PER SHARE	(0.05)	(0.01)

WEIGHED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING:
BASIC	13,261,938	11,147,261
DILUTED	13,261,938	11,147,261

Training Subscriptions and Custom Products and Services

The Company's revenue is derived from two operating segments: 1) Training Subscriptions; and 2) Custom Products and Services. The revenue, direct costs and gross margin for these revenue streams for the two years ending September 30, 2007 and 2006 are as follows.

Training Subscriptions	Sept. 30, 2007 (year ended)	Percent of Revenue	Sept. 30, 2006(year ended)	Percent of Revenue	Percent Increase (Decrease)
Revenues	3,085,747	100.0%	2,542,296	100.0%	21.4%
Cost of Revenues	672,740	21.8%	596,874	23.5%	12.7%
Gross Profit	2,413,007	78.2%	1,945,422	76.5%	24.0%

Custom Products and Services	Sept. 30, 2007(year ended)	Percent of Revenue	Sept. 30, 2006 (year ended)	Percent of Revenue	Percent Increase (Decrease)
Revenues	2,970,455	100%	1,599,308	100.0%	85.7%
Cost of Revenues	1,766,757	59.5%	745,132	46.6%	137.1%
Gross Profit	1,203,698	40.5%	854,176	53.4%	40.9%

Comparison of year ended September 30, 2007 to September 30, 2006

Total Revenues
Total revenues increased by $1,914,598, or 46%, to $6,056,202 in 2007 from $4,141,604 in 2006. The increase was mainly due to the acquisition of the former parent’s Engineering and Technical Services (“ETS”) business line, which provides software modeling, laboratory information management services, and temporary staff augmentation services included within our Custom Products and Services business segment. Another factor in the revenue growth was the 21% increase in revenues attributable to training subscription revenues. Training Subscription revenues earned are subject to minor amounts of direct production expenses and, therefore, generate high gross margins. Total gross profit as a percentage decreased to 60% for the year ended September 30, 2007 compared to 68% for the year ended September 30, 2006.  This decrease was largely due to lower margins realized in staff augmentation, software modeling, and laboratory information systems services, which technical services have been deemphasized and scaled back due to the poor margin realized from this type of non-core technical work.

Training Subscription revenues increased by $543,451, or 21%, to $3,085,747 for the fiscal year ended September 30, 2007 compared to $2,542,296 for the fiscal year ended September 30, 2006. Training Subscriptions accounted for 51% and 61% of total revenues respectively in fiscal year 2007 and fiscal year 2006. The increase in Training Subscription revenues was due to increasing renewal levels of existing subscriptions and the addition to the revenue base of new subscription customers. The decrease in Training Subscription revenues in fiscal year 2007 compared to fiscal year 2006 as a percentage of total revenues is from the new revenues totaling $1,337,644 added to the base generated by ETS. Excluding ETS revenues Training Subscription revenues accounted for 65% of core revenues in fiscal year 2007.

The Custom Products and Services segment generates a lower gross profit because such revenue is matched to specific labor costs for the contractual task in order to generate the revenue for the custom project. The revenue derived from Training Subscriptions is based on content that has already been built previously with only minor customization costs required at times as an additional cost to deliver the content to a specific customer.

Custom Products and Services revenues increased by $1,371,147, or 86%, to $2,970,455 for the fiscal year ended September 30, 2007 compared to $1,599,308 for the fiscal year ended September 30, 2006. The large increase is attributable to newly acquired software modeling, laboratory information systems, and staff augmentation custom work from customers within the commercial and federal sectors during fiscal year 2007. The revenues generated from these technical services totaled $1,337,644 in fiscal year 2007. Non-ETS Custom Products and Services revenues increased 2% to $1,632,811 in the current fiscal year compared to $1,599,308 in the previous fiscal year. The slight increase was mainly due to new custom projects consistent with the historical seasonality of this business segment. Gross profits generated from Custom Products and Services for fiscal year ending September 30, 2007 were $1,203,698 and 41% of revenues compared to $854,176 and 53% for the fiscal year ended September 30, 2006. The significant decrease in gross profits as a percentage of revenue in the Custom Products and Services segment is attributable to lower margins realized on the newly acquired staff augmentation services, software modeling, and laboratory information systems services.

Custom Products and Services accounted for 49% and 39% of total revenues respectively in fiscal year 2007 and fiscal year 2006. The increase is attributable to newly acquired ETS revenues within this segment.

Cost of Revenues
Cost of revenues increased by $1,097,491, or 82%, to $2,439,497 in 2007 from $1,342,006 in 2006 primarily due to the direct costs associated with higher revenues generated from newly acquired ETS technical services. Cost of revenues as a percentage of sales increased to 40% in 2007 from 32% in 2006. The main costs included in cost of revenues are labor related costs, including salaries, payroll taxes and benefits. Labor related costs include the labor of the Company’s production groups required to build software content and/or complete the tasks required by contracts/services from specific customers/clients.

Training subscription cost of revenues increased by 13% to $672,740 in fiscal year 2007 from $596,874 in fiscal year 2006. This increase is due to direct costs incurred from increased revenues generated from new subscriptions and a high percentage renewal rate of existing subscriptions.

Custom products and services cost of revenues increased by 137% to $1,766,757 in fiscal year 2007 from $745,132 in fiscal year 2006. The increase is due to the direct costs associated with significantly higher revenues in this business segment resulting from newly acquired ETS technical services.

The elements of labor that comprise the Company’s production group include instructional design, programming, media production and training delivery. Included in costs of revenue also are minor amounts of billable costs, such as supplies or hardware, that are able to be passed directly through to a customer based upon the covenants contained in a specific contract.

Marketing and Related Labor Expenses
Marketing and related labor expenses increased by $333,487, or 31%, to $1,401,739 in 2007 from $1,068,252 in 2006. The increase is due to an increasing internal marketing investment in proposal activities pertaining to portal development, and new business development contract opportunities within the government and commercial sectors.

Reseller Commissions
Reseller commissions increased $87,331, or 28%, to $394,711 in 2007 from $307,380 in 2006. The increase in the comparison of the two fiscal years is attributable directly to an increase in training subscription revenues generated from sales resources external to the Company.

Bad debt expense
Bad debt expense was $12,426 in fiscal year 2007 compared to $12,111 in fiscal year 2006.

Depreciation and Amortization
Depreciation and amortization increased by $594,656 to $738,769 in 2007 from $144,113 in 2006. The increase is attributable to a reassessment resulting in a reduction in the estimated lives of certain intangible assets, depreciation related to the addition of infrastructure fixed assets, and newly acquired modeling and laboratory information systems fixed assets.

General and Administrative Expenses
General and Administrative expenses increased by 34% to $1,997,664 in fiscal year 2007 from $1,488,786 in fiscal year 2006. Labor related expenses increased by 55% to $896,969 during fiscal year 2007 from $579,589 during fiscal year 2006. The increase is attributable to management and staff acquired with the ETS business line and other administrative staff. Non-labor related administrative expenses increased by 21% to $1,100,695 during fiscal year 2007 from $909,197 during fiscal year 2006. The increase is primarily attributable to transition costs related to assimilation of the new ETS business line and the absorption of infrastructure costs pertaining to the sale of the parent company.

Loss from Operations
Loss from Operations increased by $707,560 to $928,604 during fiscal year 2007 from $221,044 during fiscal year 2006. The increase is due principally to increases in marketing, reseller, and infrastructure expenses from an expanding operation, and increases in depreciation and amortization expenses due to a reassessment of the estimated useful lives attached to intangible assets.

Other Income (Expense)
The decrease in fiscal year 2007 Other Income is attributable to the recognition of one time gains from the sale of equipment and intangible assets of $30,276 in the first quarter of fiscal year 2006 and the gain realized from a liability insurance settlement of $80,016 in the fourth quarter of fiscal year 2006. This was partially offset by a decrease in interest expense of $35,330 during fiscal year 2007 compared to fiscal year 2006 resulting from the elimination of inter-company operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $49,105 in fiscal year 2007 compared to $84,435 in fiscal year 2006.

Net Loss
The operation sustained a net loss of $645,569 in fiscal year 2007 compared to a net loss of $147,021 in fiscal year 2006. The increase in net loss of $498,548 is due to increasing operating expenses from an expanded operation incurred during fiscal year 2007 compared to fiscal year 2006, partially offset by increasing gross profit margins and income tax benefits in the comparison of the two fiscal years. The principal reasons for the increases in operating expenses are related to the assimilation and transition costs pertaining to the newly acquired ETS business line, the absorption of infrastructure costs related to the sale of the parent company, and the reassessment of the useful lives of certain intangible assets. The infrastructure costs of the operation are under continuing review and restructuring.

Trends, Uncertainties or Other Material Impacts upon Revenue
Known trends or uncertainties that may have a material impact upon revenues include: (1) a general market resistance to on-line training; (2) that many industry associations develop free or lower cost training against which we may find it difficult to compete; (3) that our annual subscription revenue model may not be generally not accepted by the industry; (4) that we may not readily be able to adapt to wireless training and continue with our competitive advantages; and, (5) that companies, who may be potential clients, are increasingly deciding to develop and deliver on-line training programs through internal efforts.

Vivid Learning Systems has an operating history of 12 years. Other than fluctuating revenues from two large clients experienced in 2005 and 2006, the Company has not experienced any infrequent events, transactions or significant economic conditions that materially impact the amount of revenue.

Liquidity and Capital Resources
As of September 30, 2007, the Company had cash and cash equivalents of $80,331 as compared to $166,645 as of September 30, 2006. Historically, the Company has financed its cash flow requirements through the management of its line of credit, local economic development loans, and cash generated from operations.

As of September 30, 2006, the Company’s major shareholder had a line of credit with Key Bank with a maximum credit facility of $1,000,000 at an annual interest rate of 8.25%. The Company had an underlying intercompany agreement with the major shareholder to make draws as required for operations on the line of credit. The borrowings under this line at September 30, 2006 attributable to the Company were $670,702 and were recorded as a short-term related party payable. On October 20, 2006 the Company converted the $670,702 in related party short-term debt due to the major shareholder into 1,341,404 shares of common stock. The underlying inter-company line of credit agreement with the former parent was terminated when the parent company closed on an acquisition transaction and was sold effective June 13, 2007.

On September 4, 2007 the Company secured a line of credit note with Bank of the West. The line of credit has a maximum credit facility of $250,000 and an initial annual interest rate of 7.5%. At September 30, 2007 outstanding borrowings under this line were $57,072.

Net Cash Provided by Operating Activities
Cash flows provided by operating activities amounted to $279,714 in fiscal year 2007 compared to $669,354 in fiscal year 2006. The main reason for the decrease in cash flows provided by operations is attributable to an increase in the net loss and deferred taxes partially offset by increases in depreciation and amortization expenses in fiscal year 2007 as compared to fiscal year 2006.

Net Cash Used in Investing Activities
Cash flows used in investing activities amounted to $184,957 in fiscal year 2007 compared to $142,748 in fiscal year 2006. The increase is attributable to increased expenditures related to the acquisition of property and equipment and cost expenditures for software development.

Net Cash Used in Financing Activities
Cash flows used in financing activities amounted to $181,071 in fiscal year 2007 compared to $376,583 in fiscal year 2006. The decrease is attributable to the elimination of payment requirements for line of credit indebtedness and a reduction in related party note payments.

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

Off-Balance Sheet Arrangements
Off-balance sheet items that could have a material current or future effect on the financial statements taken as a whole include the following:

•  The Company is a guarantor on a line of credit with Bank of the West. The overall line is $250,000 and is collateralized by the assets of the Company. Receivable coverage of the line is monitored by the bank on an annual basis, which reduces the risk of loan forfeiture;

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

•  Future minimum lease payments total $347,796 for operations in fiscal year 2008-2012 at the 5710 and 5728 Bedford Street, Pasco, WA locations.

Material Commitments for Capital Expenditures
There presently exist no material commitments to outside vendors for capital expenditures other than five capital lease obligations recorded on the balance sheet for leasehold improvements at the Bedford street location, the purchase of a telephone system, the purchase of computer workstations, and the purchase of video equipment. As part of the general replacement budget, $100,000 is budgeted for fiscal year 2008 in general purpose replenishment of fully depreciated hardware and software. The anticipated funding source for this budget item will be the cash flows generated by operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and report of independent registered certified public accounting firm are included herein immediately following the signature page to this report.  See Item 13 - Exhibits for a list of the financial statements included.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters in 2007.

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

ITEM 8B.  OTHER INFORMATION

None.

PART  III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding our directors appears under “Proposal No. 1 - Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding our executive officers appears under “Executive Officers” in our Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding our Audit Committee and our Audit Committee’s financial expert appears under “Audit Committee Report” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

Our Code of Ethics is incorporated by reference to our Form SB-2 filed with the SEC on January 14, 2005 and is also available online on our website at www.learnatvivid.com. We will post amendments to or waivers from a provision of our Code of Ethics with respect to those persons on our website at www.learnatvivid.com.

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

 ITEM 13.  EXHIBITS

The following exhibits filed as a part of this Form 10-KSB include both exhibits submitted with this Report and those incorporated by reference to other filings:

Exhibit Number	Description
3.1	Certificate of Incorporation, Applied Tecknowledgey, Inc., Washington, March 2, 1995*
3.2	Articles of Amendment of Applied Tecknowledgey, Inc., Washington, April 3, 1997*
3.3	Amended and Restated Articles of Incorporation of Vivid Concepts, Inc., Washington, September 2, 1997*
3.4	Certificate of Amendment, Vivid Concepts, Inc., Washington, February 23, 2000*
3.5	Certificate of Incorporation of Vivid Learning Systems, Inc., Delaware, December 23, 2003*
3.6	Amended and Restated Articles of Incorporation of Vivid Learning Systems, Inc., Washington, December 24, 2003*
3.7	Bylaws of Applied Tecknowledgey, Inc., Washington, May 24, 1995*
3.8	Amended and Restated Bylaws of Vivid Learning Systems, Inc., Washington, November 25, 2003*
3.9	Bylaws of Vivid Learning Systems, Inc., Delaware, December 2003*
4.1	Specimen Certificate of Common Stock*
4.2	Warrant issued to Matt Hammer, May 25, 2004*
4.3	Warrant issued to Nick Bauer, May 25, 2004*

4.4	Stock Option issued to Jackson Steinem, December 23, 2003**
4.5	Form of Option for 2003 Stock Option Plan, Incentive*
4.6	Form of Option for 2003 Stock Option Plan, Nonqualified*
10.1	2003 Stock Option Plan, Vivid Learning Systems, Inc., Delaware*
10.2	Lock Up Agreement, February 2004*
10.3	Lease for 723 The Parkway, Richland, Washington*
10.4	Lease for 2345 Stevens Road, Richland, Washington**
10.5	Contract between Human Resource Novations, Inc. and Vivid Concepts, Inc., dated April 21, 1999**
10.6	Management Contract with Nuvotec, Inc.****
10.7	Contract with Fluor Hanford, Inc.***
10.8	Contract with Pennsylvania State System of Higher Education Foundation, Inc., dated August 18, 2004***
10.9	Asset Purchase Agreement with FoodSafety, Inc.****
10.10	Share Exchange Agreement ImageWorks Media Group, Inc.****
10.11	Agreement between Vivid Learning Systems, Inc. and Nuvotec USA, Inc., regarding Line of Credit *****
10.12	Asset Purchase Agreement with TrueActive Software, Inc. , which includes as Exhibit B the Employment Agreement with Richard Eaton, president of TrueActive Software, Inc. *****
10.13	Conveyance, Bill of Sale and Assignment Agreement between Vivid Learning Systems, Inc. and TrueActive Software, Inc. *****
10.14	Promissory Note issued to TrueActive Software, Inc. *****
10.15	Letter from Nuvotec USA, Inc. assuming from Vivid Learning Systems, Inc. the obligations to TrueActive Software, Inc., dated September 26, 2005 *****
10.16	Agreement between Vivid Learning Systems, Inc. and Nuvotec USA, Inc. regarding Line of Credit with Key Bank *****
10.17	Lease for 5728 Bedford Street, Pasco, Washington ******
14	Code of Ethics *****
21.1	List of Subsidiaries**
23.1	Accountant’s Consent, Williams & Webster, P.S. (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

*****Previously filed with the Company’s fiscal year 2005 10-KSB on December 28, 2005.

******Previously filed with the Company’s fiscal year 2006 10-KSB on December 28, 2006.

(b) Vivid filed the following reports on Form 8-K during the last quarter of its fiscal year ended September 30, 2007:

On September 19, 2007, Vivid filed a Form 8-K to announce the appointment of Matthew Hammer as CEO and the transition of Sandra I. Muller to outside general counsel.

On August 14, 2007, Vivid filed a Form 8-K to announce the resignation of Christopher L. Britton from the Board of Directors.

On July 20, 2007, Vivid filed a Form 8-K to announce the appointment of Sandra I. Muller as CEO and Robert M. Blodgett as Corporate Secretary.

On July 3, 2007, Vivid filed a Form 8-K to announce the termination of employment of CEO Christopher L. Britton, the appointment of Sandra I. Muller as acting CEO, the appointment of Diehl R. Rettig to the Board, the resignation of Robert J. Turner as Chairman of the Audit Committee and election of Diehl R. Rettig to serve as the Chairman of the Audit Committee, and the termination of negotiations for the acquisition by Vivid of Via Training LLC.

On June 15, 2007, Vivid filed a Form 8-K to announce that the Company shares held by Nuvotec USA, Inc. had been distributed to the Nuvotec USA shareholders on a pro-rata basis.

On May 18, 2007, Vivid filed a Form 8-K to announce that Vivid had executed a letter of intent to acquire Via Training LLC.

On May 3, 2007, Vivid filed a Form 8-K to announce the press release by Perma-Fix Environmental Services, Inc. of its plans to purchase Nuvotec USA, Inc., then majority shareholder of Vivid.

On February 23, 2007, Vivid filed a Form 8-K to announce the resignation of Matthew Hammer as COO.

On December 19, 2006, Vivid filed a Form 8-K to amend the previously filed Form 8-K announcing the acquisition of the ETS business line, said amendment to incorporate financial information for ETS.
On December 19, 2006, Vivid filed a Form 8-K to announce the acquisition of the ETS business line from Nuvotec USA, Inc.

On November 3, 2006, Vivid filed a Form 8-K to amend the previously filed Form 8-K announcing an exchange of debt for stock transaction with Nuvotec USA, Inc., said amendment to correct certain numerical notations.

On October 31, 2006, Vivid filed a Form 8-K to announce the exchange of debt for stock transaction with Nuvotec USA, Inc.

On October 27, 2006, Vivid filed a Form 8-K to announce the press release by Perma-Fix Environmental Services, Inc. announcing the execution of a letter of intent whereby Perma-Fix planned to purchase Nuvotec USA, Inc., Vivid’s majority shareholder.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. of Spokane, Washington for the audit of Vivid's annual financial statements and review of the financial statements included in the Vivid’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $39,945 (approximate – final billing not yet received) and $58,200, respectively.

(2)  Audit Related Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for audit related fees for fiscal years 2007 and 2006 were $4,721 and $22,176, respectively.

(3)  Tax Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for tax related services for fiscal years 2007 and 2006 were $0 and $3,845, respectively.

(4)  All Other Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for other fees for fiscal years 2007 and 2006 were $4,304 and $0, respectively.

(5)  Audit Committee Policies and Procedures

Vivid does have an Audit Committee. The Audit Committee’s report, as well as its pre-approval policies and procedures appear under “Report of the Audit Committee” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report The Audit Committee and the Board of Directors of Vivid approved all of the services rendered to Vivid by Williams & Webster, P.S. for fiscal years 2007 and 2006.

(6)  Audit Work Attributed to Persons Other than Williams & Webster, P.S.'s Full-time, Permanent Employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIVID LEARNING SYSTEMS, INC.

Date: December 18 , 2007	By:	/s/
	Name:	Matthew J. Hammer
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/	President, Chief Executive Officer	December 18, 2007
Matthew J. Hammer

/s/	Treasurer, Secretary, Chief Financial Officer	December 18, 2007
Robert M. Blodgett

Board of Directors

/s/	Chairman	December 18, 2007
Robert L. Ferguson

/s/	Director	December 18, 2007
William N. Lampson

/s/	Director	December 18, 2007
Diehl R. Rettig

/s/	Director	December 18, 2007
Andrew Thoresen

/s/	Director	December 18, 2007
Robert J. Turner

VIVID LEARNING SYSTEMS, INC.
Consolidated Financial Statements and
Report of Independent Registered Certified Public Accounting Firm
September 30, 2007 and 2006

INDEX TO FINANCIAL STATEMENTS

Vivid Learning Systems, Inc.

Vivid Learning Systems, Inc.
Pasco, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Vivid Learning Systems, Inc. as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vivid Learning Systems, Inc. as of September 30, 2007 and 2006, and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Certified Public Accountants

Spokane, Washington
December 14, 2007

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

	30-Sep-07	30-Sep-06
ASSETS
CURRENT ASSETS
Cash	$80,331	$166,645
Accounts and contracts receivable	1,157,418	700,115
Accounts and contracts receivable, Fluor Hanford	28,822	27,077
Prepaid expenses	120,073	119,110
Other current assets	186,534	219,795
TOTAL CURRENT ASSETS	1,573,178	1,232,742

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,518,082	1,318,651
Less: Accumulated depreciation and amortization	(1,152,471)	(862,828)
TOTAL PROPERTY, PLANT AND EQUIPMENT	365,611	455,823

OTHER ASSETS
Software, net of amortization	1,328,424	1,485,038
Intangibles, net of amortization	-	436,943
Goodwill	375,000	375,000
Long-term contracts receivable	85,202	244,375
Deferred tax asset	838,433	505,867
TOTAL OTHER ASSETS	2,627,059	3,047,223

TOTAL ASSETS	$4,565,848	$4,735,788

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	$295,376	$94,049
Payable to related party	-	670,702
Line of credit payable	57,072	-
Accrued contract labor	221,374	160,300
Other current liabilities	114,667	63,136
Unearned revenue	118,654	20,355
Notes payable, related parties	350,000	111,853
Current portion of long-term liabilities	106,638	25,795
TOTAL CURRENT LIABILITIES	1,263,781	1,146,190

LONG-TERM LIABILITIES
Long-term debt	182,786	162,579
Related party payables	-	422,325
Other long-term liabilities	170,954	122,096
TOTAL LONG-TERM LIABILITIES	353,740	707,000
TOTAL LIABILITIES	1,617,521	1,853,190

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 13,372,203 and 12,030,674
shares issued and outstanding, respectively	1,337	1,203
Additional paid-in capital	4,384,475	3,673,311
Accumulated deficit	(1,437,485)	(791,916)
TOTAL STOCKHOLDERS' EQUITY	2,948,327	2,882,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,565,848	$4,735,788

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 30, 2007	September 30, 2006

REVENUES
Training subscriptions	$2,516,291	$1,977,293
Training subscriptions, Fluor Hanford	569,456	565,003
Custom products and services	2,463,483	1,378,995
Custom products and services, Fluor Hanford	506,972	220,313
	6,056,202	4,141,604

COST OF REVENUES
Training subscriptions	672,740	596,874
Custom products and services	1,766,757	745,132
	2,439,497	1,342,006

GROSS PROFIT	3,616,705	2,799,598

EXPENSES
Marketing and related labor expenses	1,401,739	1,068,252
Bad debt expense	12,426	12,111
Reseller commissions	394,711	307,380
Depreciation and amortization	738,769	144,113
Wages and contract labor	896,969	579,589
Other operating expenses	1,100,695	909,197
TOTAL OPERATING EXPENSES	4,545,309	3,020,642

INCOME (LOSS) FROM OPERATIONS	(928,604)	(221,044)

OTHER INCOME (EXPENSE)
Gain <loss> on sale of equipment and intangible assets	(1,733)	30,276
Other miscellaneous income	-	80,106
Interest income	1,307	2,075
Interest expense	(49,105)	(84,435)
TOTAL OTHER INCOME (EXPENSE)	(49,531)	28,022

INCOME (LOSS) BEFORE INCOME TAXES	(978,135)	(193,022)

INCOME TAX BENEFIT (EXPENSE)	332,566	46,001

NET INCOME (LOSS)	$(645,569)	$(147,021)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.05)	$(0.01)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	13,261,938	11,147,261

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			ADDITIONAL	RETAINED
	COMMON STOCK		PAID-IN	EARNINGS
	Shares	Amount	CAPITAL	(DEFICIT)	TOTAL

Balance, September 30, 2005	10,247,996	$1,025	$2,512,061	$(644,895)	$1,868,191

Common stock issued in exchange for elimination
of inter-company debt	1,709,303	171	1,094,306	-	1,094,477

Common stock issued for compensation	40,000	4	19,996	-	20,000

Common stock issued for exercise of options at $0.25 per share	33,375	3	8,341	-	8,344

Options issued as compensation	-	-	38,607	-	38,607

Net loss for the year ended September 30, 2006	-	-	-	(147,021)	(147,021)

Balance, September 30, 2006	12,030,674	1,203	3,673,311	(791,916)	2,882,598

Common stock issued in exchange for elimination
of inter-company debt	1,341,404	134	670,568	-	670,702

Common stock issued for exercise of options at $0.25 per share	125	-	31	-	31

Options issued as compensation	-	-	40,565	-	40,565

Net loss for the year ended September 30, 2007	-	-	-	(645,569)	(645,569)

	13,372,203	$1,337	$4,384,475	$(1,437,485)	$2,948,327

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 30, 2007	September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(645,569)	$(147,021)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	738,769	144,113
Amortization of capitalized software	276,351	269,109
Bad debt expenses	12,426	12,111
Gain/loss on sale of assets	1,733	(30,276)
Changes in deferred tax assets and liabilities	(332,566)	(45,786)
Common stock issued for compensation	-	20,000
Options issued for compensation	40,565	38,607
Changes in assets and liabilities:
Accounts and contracts receivable	(247,493)	382,277
Prepaid expenses	24,626	(13,243)
Other current assets	37,842	154,264
Accounts payable	174,137	(35,490)
Accrued payroll and related expenses	(106,343)	(83,579)
Long-term receivable contracts	159,173	124,167
Other current liabilities	47,764	(95,878)
Unearned revenue	98,299	(24,021)
Net cash provided (used) by operating activities	279,714	669,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(53,720)	(36,835)
Acquisition of software	(131,237)	(105,913)
Net cash used by investing activities	(184,957)	(142,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	-	8,344
Stock options exercised for common stock	31	-
Payments on notes payable, related party	(164,344)	(547,587)
Payments on long-term debt	(49,274)	-
Proceeds from current and long-term debt	57,072	175,000
Payments on other long-term liabilities	(24,556)	(12,340)
Net cash provided (used) by financing activities	(181,071)	(376,583)

Net increase (decrease) in cash	(86,314)	150,023

Cash at beginning of period	166,645	16,622

Cash at end of period	$80,331	$166,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$49,105	$84,435
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock and options issued for services	$-	$20,000
Common stock issued for related party debt	$670,702	$1,092,448
Note receivable from sale of equipment and intangible assets	$-	$45,000
Acquisition of fixed assets via capital leases	$124,944	$46,483
Leasehold improvements financed	$-	$100,000

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 – BUSINESS ORGANIZATION

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

Effective October 1, 2006, the Company entered into an asset purchase agreement with its parent, Nuvotec USA, Inc. for the purchase of the assets and line of business of its Engineering and Technical Services (“ETS”) business unit. In satisfaction of the purchase price, Vivid Learning Systems, Inc. assumed all outstanding liabilities of ETS and recorded an inter-company related party liability. (See Note 16.)

Nuvotec USA, Inc. (Nuvotec) prior to June 13, 2007 held approximately eighty-three percent (83%) of the Company. On June 13, 2007 Nuvotec closed on an acquisition transaction wherein one of the conditions to closing was that the shares of the Company were to be distributed on a pro-rata basis to the Nuvotec shareholders according to the Agreement and Plan of Distribution. The shares in common stock of the Company were distributed to approximately 300 individuals. The effective date of the transaction, June 13, 2007, resulted in the change of control of the Company. No individual who received the distribution from Nuvotec was given a controlling interest in the Company. There was no consideration as this was a Nuvotec shareholder tax-free distribution.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. At September 30, 2007 and 2006, all Company receivables are considered collectible and no additional valuation allowance is deemed necessary. The Company’s bad debt expense for the years ended September 30, 2007 and 2006 was $12,426 and $12,111, respectively.

The Company does not accrue interest on trade receivables.

Advertising
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $44,453 and $36,471 for the years ended September 30, 2007 and 2006, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. At September 30, 2007 and 2006, the Company did not have any cash equivalents.

Compensated Absences
The Company leases all of its employees from HRnovations, Inc., which is co-owned and managed by a member of Vivid’s board of directors. The Company, whose former primary shareholder was Nuvotec USA, Inc., is part of a multi-employer plan, which is administered by HRnovations, Inc. Leased employees are entitled to paid personal time dependent upon the length of service. Accruals of compensated absences at September 30, 2007 and 2006 of $96,805 and $63,443, respectively, are reflected in the Company’s balance sheets and included in the captioned liability “accrued contract labor.”

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

As of September 30, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable, and accrued expenses. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and 2006.

Guarantees and Line of Credit
In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (hereinafter “FIN 45” or the “Interpretation”. FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including (i) an original lessee’s guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor and (ii) a parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The Company has adopted the disclosure requirements of FIN 45. Although there was a line of credit in place at September 30, 2006 which was executed by Nuvotec, Vivid’s major shareholder at that time, the Company, as a subsidiary guaranteeing this debt which was owed to a third party, in fact had a guarantee which was excluded from the disclosure requirements of the Interpretation, and was not required to be recognized as a liability for the guarantee. The guarantee was released effective June 13, 2007 upon the distribution of the major shareholder’s controlling interest in the Company.

The Company’s former major shareholder had a line of credit with Key Bank. The rate was a variable rate tied to the bank’s prime rate. At September 30, 2006 outstanding borrowings under this line were $1,000,000, of which $670,702 were attributable to the Company. The borrowings under this line at September 30, 2006 attributable to Vivid are recorded as a short-term related party payable.

The Company secured a line of credit note on September 4, 2007 with Bank of the West. The line has a maximum credit facility of $250,000 and an initial annual interest rate of 7.5%. The rate is a variable rate tied to the bank’s prime rate minus one, and is subject to an annual pricing adjustment. At September 30, 2007 outstanding borrowings under this line are $57,072. The Company offers its assets as collateral as described in an executed commercial security agreement.

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2007 and 2006.

Intangible Assets
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of ImageWorks Media Group. The Company reviews periodically its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2007, no impairment was deemed necessary for the Company’s goodwill.

A noncompetition agreement, customer list, contracts in place and technology software are included in intangible assets on the balance sheet. These items represent a portion of the acquisition cost of ImageWorks Media Group, Inc. in 2004. The non-competition agreement is being amortized on the straight-line method over a three-year period. The estimated useful lives of the remaining intangible assets was reexamined and are considered fully amortized as of September 30, 2007 For the years ended September 30, 2007 and 2006, related amortization expense was $436,943 and $100,000, respectively.

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

Year Ending September 30, 2007:	$80,982
Year Ending September 30, 2006:	$86,803

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
September 30, 2007

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

Provision for Taxes
The current tax provision represents the federal income tax which the Company would have incurred on a separate, stand-alone basis. The Company receives the benefit of losses resulting from the federal income tax returns filed on a consolidated basis by its former majority shareholder, Nuvotec, Inc.

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

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have an immediate material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2007 presentation. The reclassifications have no effect on net assets, net revenues, or net earnings.

Revenue and Cost Recognition
The Company’s revenues are recognized at the time of shipment of products or performance of the contracted services. The Company sells its products and services both directly, using in-house sales employees, and indirectly, using channel sales partners. Channel sales partners are classified as independent resellers, value-added resellers, industry consultants and industry associations. Cost of goods principally consists of labor costs associated with software custom development and training subscriptions. See Note 4.

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

The Company amended and renewed, effective June 29, 2007, for three additional years, a material reseller agreement with Element K of Rochester, New York.

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
September 30, 2007

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

NOTE 3 – SOFTWARE

Software development costs consist of the following at the dates shown:

	September, 30, 2007	September 30, 2006
Software development costs	$3,587,193	$3,455,956
Accumulated amortization	(2,258,769)	(1,970,918)
	$1,328,424	$1,485,038

The Company amortizes its existing software products over a period of five years. For the years ended September 30, 2007 and 2006, $276,351 and $269,109 of amortization expense were recorded, respectively.

NOTE 4 – REVENUE AND COST RECOGNITION

The Company’s custom products and services contracts are contracted primarily on a fixed unit rate basis, with underlying hourly billing rates negotiated with the customer. The contract revenues are earned as hours are expended and reimbursable costs are incurred.

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At September 30, 2007 and September 30, 2006, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2007 and September 30, 2006, the current related party payables consisted of $75,000 and $782,555, respectively, of borrowing from Nuvotec USA, Inc. and current amounts due to the former owners of ImageWorks. The long-term related party payable consists of borrowing from Nuvotec of $0 and $72,325. The amounts due to the former owners of ImageWorks were $275,000 and $350,000, respectively.

The former majority stockholder of the Company had been providing financial resources for the Company which were recorded as an inter-company payable as draws were made. The boards of directors of the Company and the former majority owner approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. During the fiscal years ended September 30, 2007 and 2006, the Company converted $670,702 and $1,094,477, respectively, in related party short-term debt due to Nuvotec, USA, Inc., into 1,341,404 and 1,709,303 shares of common stock, respectively, which shares were part of the distribution of Nuvotec USA, Inc. shares effective June 13, 2007.

NOTE 6 – PROFIT-SHARING AND PENSION PLANS

The Company’s 401(k) plan implemented in 1999 covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. The Company makes a contribution equal to one-half of the employee’s contribution up to the maximum of 5%. Employees’ contributions may not exceed 18% of their compensation for the plan year (maximum reflects money purchase and 401(k) combined). Company contributions to the 401 (k) plan for the years ended September 30, 2007 and 2006 amounted to $79,521 and $51,625, respectively.

The plan includes a profit sharing component wherein the Company can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. The Company did not make any profit sharing contributions in 2007 or 2006.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 7 – NOTES AND LOANS PAYABLE

The Company’s long-term liabilities at September 30, 2007 and 2006 are as follows:

	2007	2006
Note payable to Benton-Franklin Economic Development District, due in monthly installments of $2,560, payable at 10.5% interest
per annum, maturing September 1, 2015, collateralized by Company assets	$162,579	$175,000

Agreement with third party lessor for building improvements
due in monthly installments of $1,200, payable at 7.75% interest per annum, due December 1, 2010 with additional five year
option which, if not exercised, results in a lump sum payment of $50,000 as payment to fully amortize the leasehold
improvements, collateralized by the improvements	87,899	95,179

Note payable, to FoodSafety.com, due in monthly installments of
$3,3441, payable at 4.8% per annum, maturing in July, 2009,
Uncollateralized	72,325	109,178

Notes payable to related party, uncollateralized	350,000	425,000

Capital lease obligation for phone system, due in monthly
installments of $775, payable at 11% interest per annum,
due February 28, 2011, collateralized by telephone system	25,774	40,291

Capital lease obligation for purchase of Dell computers, due in monthly installments of $651, payable at 15% interest per annum, due September 28, 2009, collateralized by computers	13,431	-

Capital lease obligation for purchase of phone system enhancements, due in monthly installments of $858, payable at 11% per annum, due December 1, 2009, collateralized by phone system	20,451	-

Capital lease obligation for purchase of video equipment, due in monthly installments of $2,457, payable at 6.69% per annum, due July 25, 2010, collateralized by video equipment	77,919	-
	810,378	844,648
Less: Current portion
Notes payable	106,638	25,795
Notes payable, related party	350,000	111,853
	$353,740	$707,000

Amounts due on long-term liabilities in the succeeding five fiscal years ended September 30 are as follows:

	Notes payable	Notes payable, related party
2008	$106,638	$350,000
2009	$110,398	—
2010	$60,809	—
2011	$31,595	—
2012	$31,607	—

NOTE 8 – CAPITAL STOCK

The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At September 30, 2007, no preferred stock has been issued by the Company.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

The Company has committed 100,000 shares of common stock with a value of $25,000 to the former owners of ImageWorks relating to the acquisition of ImageWorks.

NOTE 9 – STOCK–BASED COMPENSATION

During the year ended September 30, 2006, 36,666 options vested which had been issued in 2004, and had a fair value of $5,830. During the year ended September 30, 2007, 225,250 options vested which had been issued in 2004, and had a fair value of $36,040.

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 3%, volatility is 0.3 and expected life is 3 years.

During the year ended September 30, 2006, additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777. During the year ended September 30, 2007 10,939 of these options vested and had a fair value of $4,525. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%; volatility is 1.0136; expected life is 3 to 5 years; dividend yield is $0.

The value of the unvested options at September 30, 2007 was $57,970.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	515,898	$0.34	1,800,602

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2005	504,334	$0.25
Granted	153,606	0.54
Exercised	(33,375)	0.25
Expired or terminated	(53,625)	0.25
Outstanding at September 30, 2006	570,940	$0.33
Options exercisable at September 30, 2006	365,189	$0.31

Outstanding at October 1, 2006	570,940	$0.33
Granted	89,500	0.29
Exercised	(125)	0.25
Expired or terminated	(144,417)	0.25
Outstanding at September 30, 2007	515,898	$0.34
Options exercisable at September 30, 2007	304,265	$0.33

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Common Stock Warrants
Pursuant to the acquisition of ImageWorks, 200,000 warrants to purchase the Company’s common stock were granted in May 2004 of which 50,000 remain outstanding as of September 30, 2007. The warrants have an exercise price of $3.00 and a term of four years. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%, volatility is 1.0136 and expected life is 4 years. The warrants had no estimated fair market value at issuance.

In May 2005, 80,000 warrants were issued and remain outstanding as of September 30, 2007. The warrants have an exercise price of $1.00 and a term of four years. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%, volatility is 0.3 and expected life is 4 years. The value of the unvested warrants at September 30, 2007 was $182.

NOTE 10 – LEASE COMMITMENTS

The Company rents office space on an annual basis from Nuvotec through December 31, 2006 and, thereafter, on a month to month basis and is responsible for excise tax and maintenance expenses based upon its share of office space occupancy in relation to the total office space leased by Nuvotec. The Company paid $41,996 and $70,448 for rent, excise tax and maintenance of this property for the years ended September 30, 2007 and 2006, respectively.

The Company leases office space for ImageWorks from the previous owners of ImageWorks at $7,750 per month. The lease expires April 30, 2009.

The Company leases office space from a third party consisting of a base rent of $5,000 per month with an option for an additional five year term. The lease expires December 31, 2010.

Minimum rental payments over the terms of the leases are as follows for the fiscal years ended September 30:

2008	$158,546
2009	$114,250
2010	$60,000
2011	$15,000
2012	-

NOTE 11 – ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the year ended September 30, 2007 and 2006, services provided to these contractors aggregated $2,403,542 and $1,036,023, representing 40% and 25% of total revenue, respectively. At September 30, 2007 and 2006, amounts due from these contractors are included in accounts receivable in the amounts of $355,072 and $54,614, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Fiscal Year Ending 9/30/07	Fiscal Year Ending 9/30/06
Revenues—Fluor Hanford	$1,079,518	$785,316
Accounts Receivable Fluor Hanford	$28,822	$27,077

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the years ending September 30, 2007 and 2006, the Company incurred $99,094 and $62,490 in royalty obligations, respectively, which are recorded in marketing expense. At September 30, 2007 and 2006, the Company had no outstanding royalty obligations.

NOTE 13 – PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2007	September 30, 2006

Computers and equipment	$1,221,404	$1,060,240
Furniture and fixtures	176,191	141,209
Leasehold Improvements	120,487	117,202
	1,518,082	1,318,651
Less accumulated depreciation	(1,152,471)	(862,828)
Property and equipment, net	$365,611	$455,823

Depreciation expense for the years ended September 30, 2007 and 2006 was $290,326 and $44,113, respectively.

NOTE 14 – INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:

	September 30, 2007		September 30, 2006
	Amount	Percent	Amount	Percent
Recorded tax provision	$(412,583)	34	$(65,645)	34
Amortization book to tax difference	38,173	nil	(300)	nil
Stock and options effect	13,792	nil	17,944	nil
Other permanent adjustments	28,052	nil	2,000	nil

Total current tax expense (benefit)	$(332,566)	34	$(46,001)	34

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at September 30, 2007 and 2006 are as follows:

	September 30, 2007	September 30, 2006
Deferred tax asset:
Net operating loss carryforwards	$786,361	$534,141
Temporary difference in Depreciation methods	38,173	(46,218)
Stock options	13,899	17,944
Total deferred tax asset	$838,433	$505,867

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 15 – SEGMENT INFORMATION

The Company has two operating segments at September 30, 2007: training subscriptions and custom products and services.

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

Segment information (after inter-company eliminations) for the years ended September 30, 2007 and 2006 is as follows:

	September 30,	September 30,
	2007	2006
Revenues:
Training subscriptions	$3,085,747	$2,542,296
Custom products and services	2,970,455	1,599,308

Total Revenues	$6,056,202	$4,141,604

Income (loss) before income taxes:
Training subscriptions	2,413,007	1,945,422
Custom products and services	1,203,698	854,176
Corporate	(4,594,840)	(2,992,620)

Income (loss) before income taxes	$(978,135)	$(193,022)

	September 30,	September 30,
	2007	2006
Identifiable assets:
Training subscriptions	$1,328,424	$1,485,038
Custom products and services	490,559	379,047
Corporate	2,746,865	2,871,703
Total Identifiable Assets	$4,565,848	$4,735,788

Depreciation and amortization:
Training subscriptions	$276,351	$269,109
Custom products and services	216,457	112,397
Corporate	522,312	31,716
Total Depreciation and Amortization	$1,015,120	$413,222

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

NOTE 16 – ACQUISTION AND PROFORMA

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

VIVID LEARNING SYSTEMS, INC
SEPTEMBER 30, 2006
CONSOLIDATED STATEMENTS OF OPERATIONS - PROFORMA

	Vivid
	Learning				PROFORMA
	Systems, Inc.	ETS			CONSOLIDATED
	For the Year Ended
	September 30,	September 30,			September 30,
	2006	2006	Eliminations		2006

REVENUES
Training subscriptions	$1,977,293	$	$		$1,977,293
Training subscriptions, Fluor Hanford	565,003				565,003
Custom products and services	1,378,995	1,809,168			3,188,163
Custom products and services, Fluor Hanford	220,313	660,288			880,601
	4,141,604	2,469,456		-	6,611,060

COST OF REVENUES
Training subscriptions	596,874				596,874
Custom products and services	745,132	1,787,007			2,532,139
	1,342,006	1,787,007		-	3,129,013

GROSS PROFIT	2,799,598	682,449		-	3,482,047

EXPENSES
Marketing and related labor expenses	1,068,252	149,091			1,217,343
Bad debt expense	12,111	4,191			16,302
Reseller commissions	307,380	-			307,380
Depreciation and amortization	144,113	15,674			159,787
Wages and contract labor	579,589	190,672			770,261
Other operating expenses	909,197	246,840			1,156,037
	3,020,642	606,468		-	3,627,110

INCOME <LOSS> FROM OPERATIONS	(221,044)	75,981		-	(145,063)

OTHER INCOME <EXPENSE>
Gain <loss> on sale of equipment and intangible assets	30,276	(13,859)			16,417
Miscellaneous income	80,106	-			80,106
Interest income	2,075	-			2,075
Interest expense	(84,435)	(12,620)			(97,055)
	28,022	(26,479)		-	1,543

INCOME <LOSS> BEFORE INCOME TAXES	(193,022)	49,502		-	(143,520)

INCOME TAX BENEFIT <EXPENSE>	46,001	(7,514)			38,487

NET INCOME <LOSS>	$(147,021)	$41,988		$-	$(105,033)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED					$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED					11,147,261