Form 10QSB
period 2007-12-31
Vivid Learning Systems, Inc.
filed 2008-02-14
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to ___________

Commission File Number: 333-116255

VIVID LEARNING SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	42-1623500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

5728 Bedford Street
Pasco, WA 99301
(Address of principal executive offices, including zip code)

(509) 545-1800
(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant's common stock issued and outstanding at February 13, 2008 was 13,372,165.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

VIVID LEARNING SYSTEMS, INC.
DECEMBER 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Statements	3

	PART I
	FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	17
Item 3	Controls and Procedures	20

	PART II
	OTHER INFORMATION

Item 6	Exhibits	21

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007, discusses financial projections, information, or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$143,467	$80,331
Accounts and contracts receivable	859,967	1,157,418
Accounts and contracts receivable, Fluor Hanford	5,276	28,822
Prepaid expenses	160,000	120,073
Other current assets	359,751	186,534
TOTAL CURRENT ASSETS	1,528,461	1,573,178

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,530,481	1,518,082
Less: Accumulated depreciation	(1,177,250)	(1,152,471)
TOTAL PROPERTY, PLANT AND EQUIPMENT	353,231	365,611

OTHER ASSETS
Software, net of amortization	1,280,695	1,328,424
Goodwill	375,000	375,000
Long-term contracts receivable	44,973	85,202
Deferred tax asset	771,337	838,433
TOTAL OTHER ASSETS	2,472,005	2,627,059

TOTAL ASSETS	$4,353,697	$4,565,848

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$174,204	$295,376
Line of credit payable	-	57,072
Accrued contract labor	128,782	221,374
Other current liabilities	98,475	114,667
Unearned revenue	75,952	118,654
Notes payable, related parties	350,000	350,000
Current portion of long-term liabilities	109,119	106,638
TOTAL CURRENT LIABILITIES	936,532	1,263,781

LONG-TERM LIABILITIES
Long-term debt	169,202	182,786
Other long-term liabilities	163,573	170,954
TOTAL LONG-TERM LIABILITIES	332,775	353,740

TOTAL LIABILITIES	1,269,307	1,617,521

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 13,372,165 and 13,372,203
shares issued and outstanding, respectively	1,337	1,337
Additional paid-in capital	4,390,218	4,384,475
Accumulated deficit	(1,307,165)	(1,437,485)
TOTAL STOCKHOLDERS' EQUITY	3,084,390	2,948,327

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,353,697	$4,565,848

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	(unaudited)	(unaudited)
REVENUES
Training subscriptions	$751,508	$700,205
Training subscriptions, Fluor Hanford	138,332	138,316
Custom products and services	397,487	497,802
Custom products and services, Fluor Hanford	17,057	148,930
	1,304,384	1,485,253

COST OF REVENUES
Training subscriptions	252,429	178,542
Custom products and services	295,449	387,534
	547,878	566,076

GROSS PROFIT	756,506	919,177

EXPENSES
Marketing and related labor expenses	265,023	349,757
Bad debt expense	2,038	1,540
Reseller commissions	44,502	97,251
Depreciation and amortization	24,780	54,805
Wages and contract labor	114,981	196,336
Other operating expenses	102,284	278,724
TOTAL OPERATING EXPENSES	553,608	978,413

INCOME (LOSS) FROM OPERATIONS	202,898	(59,236)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	-	900
Interest income	807	282
Interest expense	(6,289)	(13,515)
TOTAL OTHER INCOME (EXPENSE)	(5,482)	(12,333)

INCOME (LOSS) BEFORE INCOME TAXES	197,416	(71,569)

INCOME TAX BENEFIT (EXPENSE)	(67,096)	23,162

NET INCOME (LOSS)	$130,320	$(48,407)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.01	$ nil
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.01	$ nil

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	13,372,165	12,701,376
DILUTED	13,372,165	12,701,376

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$130,320	$(48,407)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	24,780	54,805
Amortization of capitalized software	68,424	62,771
Bad debt expense	2,038	1,540
Options issued for compensation	5,743	3,445
Changes in assets and liabilities:
Accounts and contracts receivable	318,959	63,939
Prepaid expenses	(39,927)	(22,351)
Other current assets	(173,217)	51,134
Deferred tax asset	67,096	(23,162)
Accounts payable	(121,172)	41,217
Accrued contract labor and related expenses	(92,592)	(62,681)
Long-term receivable contracts	40,229	38,778
Other current liabilities	(16,192)	2,817
Unearned revenue	(42,702)	9,991
Net cash provided by operating activities	171,787	173,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(12,399)	(11,613)
Acquisition of software	(20,695)	(22,922)
Net cash used by investing activities	(33,094)	(34,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised for common stock	-	31
Payments on notes payable, related party	-	(149,493)
Payments on line of credit payable	(57,072)	-
Payments on long-term debt	(12,744)	(1,265)
Payments on long-term liabilities	(5,741)	(3,250)
Net cash provided (used) by financing activities	(75,557)	(153,977)

Net increase (decrease) in cash	63,136	(14,676)

Cash at beginning of period	80,331	166,645

Cash at end of period	$143,467	$151,969

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(6,289)	$13,515
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for related party debt	$-	$670,702
Acquisition of fixed assets via capital lease	$-	$53,399
Options issued as compensation	$5,743	$3,445

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 - BUSINESS ORGANIZATION

Nature of Operations
Vivid Learning Systems, Inc. (hereinafter “Vivid Washington”) was incorporated in 1995 in the State of Washington under the name of Applied Tecknowledgey, Inc. and then later known as Vivid Concepts, Inc. Prior to December 23, 2003, Vivid Washington was a wholly owned subsidiary of Nuvotec, Inc., a technology commercialization corporation based in Washington State. On December 23, 2003, Nuvotec, Inc. exchanged all of its 7,000,000 common stock shares in Vivid Washington for 8,100,000 shares of common stock with a par value of $0.0001 in a newly formed Delaware corporation also named Vivid Learning Systems, Inc. The Delaware company (“Company” or “Vivid Delaware”) serves as the holding company and parent and sole shareholder of the operating entity Vivid Washington. An additional 1,987,996 shares of the Company’s common stock was issued in a private placement to approximately seventy individual shareholders at September 30, 2004.

Vivid Washington develops and provides computer-based training products and services, which are marketed nationally. Vivid Delaware and its subsidiaries, Vivid Washington and ImageWorks Digital Media, Inc., have a year end of September 30.

Effective October 1, 2006, the Company entered into an asset purchase agreement with its then parent, Nuvotec USA, Inc. (“Nuvotec”) for the purchase of the assets and line of business of its Engineering and Technical Services (“ETS”) business unit. In satisfaction of the purchase price, the Company assumed all outstanding liabilities of ETS and recorded an inter-company related party liability.

Nuvotec prior to June 13, 2007 held approximately 83% of the Company. On June 13, 2007, Nuvotec closed on an acquisition transaction wherein one of the conditions to closing was that the shares of the Company were to be distributed on a pro-rata basis to the Nuvotec shareholders according to the Agreement and Plan of Distribution. Due to rounding, 38 shares that had been held by Nuvotec were retired as treasury shares.  The shares in common stock of the Company were distributed to approximately 300 individuals. The effective date of the transaction, June 13, 2007, resulted in the change of control of the Company. No individual who received the distribution from Nuvotec was given a controlling interest in the Company. There was no consideration as this was a Nuvotec shareholder tax-free distribution.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the Company’s consolidated audited financial statements at September 30, 2007 and footnotes thereto.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Guarantees and Line of Credit
In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (hereinafter “FIN 45” or the “Interpretation”). FIN 45 expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Certain guarantees, including: (i) an original lessee’s guarantee of the lease payments when the lessee remains secondarily liable in conjunction with being relieved from being the primary obligor; and, (ii) a parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of debt owed to a third party by either its parent or another subsidiary of that parent, are excluded from the provisions related to liability recognition. These guarantees, however, are subject to the disclosure requirements of the Interpretation. The Company has adopted the disclosure requirements of FIN 45. Although there was a line of credit in place at September 30, 2006, which was executed by Nuvotec, the Company’s major shareholder, the Company, as a subsidiary guaranteeing this debt which is owed to a third party, in fact had a guarantee which is excluded from the disclosure requirements of the Interpretation, and is not required to be recognized as a liability for the guarantee. The guarantee was released effective June 13, 2007 upon the distribution of the major shareholder’s controlling interest in the Company.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Management Services Provided by Nuvotec
In Vivid Delaware’s consolidated statements of income, “Other Operating Expenses” contains amounts that represent allocations of central overhead expenses, including legal and contracts, finance (including accounting and reporting, receivables and collection activities, payables and cash management, budgeting, etc.), executive and administrative expenses that are applied to the Vivid Washington operation. The majority of the allocated expenses represent labor related costs applied to the Vivid Washington operation. All identifiable direct costs of administration are booked directly to the Vivid Washington operation. Detailed time charges are accounted for daily by all personnel, including Nuvotec central administrative personnel with time charged to Company tasks. As of April 1, 2007, all corporate personnel had been transferred to Vivid Washington and there were no further allocations as noted above.

Provision for Taxes
The current tax provision represents the federal income tax which the Company would have incurred on a separate, stand-alone basis. Through June 13, 2007, the Company received the benefit of losses resulting from the federal income tax returns filed on a consolidated basis by its former majority shareholder, Nuvotec.

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by Statement of Financial Accounting Standard No. 109 to allow recognition of such an asset.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal year 2008 presentation. The reclassifications have no effect on net assets, net revenues, or net earnings.

Reseller Commissions and Royalty Expenses
Reseller commissions are recorded as an expense if the cumulative affirmative impact of indicators of gross revenue reporting, as outlined in EITF 99-19, Indicators 7-14, are met by the Company in the transaction. The Company pays each of the channel partners a commission or a referral fee of between five and fifty percent of net revenue depending upon their annual sales levels and other criteria, which is recorded as a selling expense, strictly on a success basis as a result of selling the Company’s products and services to third party customers. The Company has contractual arrangements with each of these partners that range from one to two years.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Software Development Costs
Costs incurred for the internal development of software products and enhancements, after technological feasibility has been established for the related product, are capitalized and stated at the lower of cost or net realizable value. Amortization is provided based on the greater of the amount computed using: (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product, or; (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

Production costs incurred subsequent to the establishment of technological feasibility are capitalized. Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standards No. 86, which consist primarily of labor related costs. As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on lesson content by lesson content basis. Net realizable value of each course is determined by comparing the unamortized cost of each developed software course and the remaining available market (quantified by dollars) for that content in the industry in which Vivid Washington is selling the content. This unamortized software development cost is then aggregated by course and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required.

Software development costs consist of the following at the dates shown:

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

	December 31, 2007	September 30, 2007
Software development costs	$3,607,888	$3,587,193
Accumulated amortization	(2,327,193)	(2,258,769)
	$1,280,695	$1,328,424

The amount of software costs written down to net realizable value was zero during the three months ended December 31, 2007 and 2006, respectively.

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

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At December 31, 2007, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid Washington. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31, 2007 and September 30, 2007, the current related party payables consisted of $350,000 of current amounts due to the former owners of ImageWorks.

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any series of preferred stock. At December 31, 2007 and September 30, 2007, no preferred stock has been issued by the Company.

NOTE 5 - STOCK-BASED COMPENSATION

During the year ended September 30, 2007, 225,250 options vested which had been issued in 2004, and had a fair value of $36,040. During the three month period ending December 31, 2007, 25,125 options vested which had been issued in 2004 and had a fair value of $4,020.

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation. During the period ended December 31, 2007, 250,375 of these options vested and had a fair value of $40,060. The following assumptions were made in estimating the fair value: risk-free interest is 3%; volatility is 0.3; and, expected life is three years.

During the year ended September 30, 2006, additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777. During the year ended September 30, 2007, 10,939 of these options vested and had a fair value of $4,525. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%; volatility is 1.0136; expected life is three to five years; and, dividend yield is $0.

The value of the unvested options at December 31, 2007 was $51,035.

The following is a summary of stock option activity:

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	515,898	$0.34	1,800,602
Total	515,898		1,800,602

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2006	570,940	$0.33
Granted	89,500	0.29
Exercised	(125)	0.25
Expired or terminated	(144,417)	0.25
Outstanding at September 30, 2007	515,898	$0.34
Options exercisable at September 30, 2007	304,265	$0.33

Outstanding at October 1, 2007	515,898	$0.34
Granted	-	-
Exercised	-	-
Expired or terminated	-	-
Outstanding at December 31, 2007	515,898	$0.34
Options exercisable at December 31, 2007	329,750	$0.33

NOTE 6 - ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy / Federal Government. During the three months ended December 31, 2007 and 2006, services provided to these contractors aggregated $213,084 and $566,602, representing 16% and 38% of total revenue, respectively At December 31, 2007 and 2006, amounts due from these contractors are included in accounts receivable in the amounts of $44,349 and $142,413, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

	Three Months Ending
	December 31,
	2007	2006
Revenues—Fluor
Hanford	$155,389	$287,246
Accounts Receivable
Fluor Hanford	5,276	25,450
Revenues—CH2M Hill Hanford	3,489	154,425
Accounts Receivable—CH2M Hill Hanford	$500	$25,719

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the three months ending December 31, 2007 and 2006, the Company incurred $10,490 and $14,402 in royalty obligations, respectively, which are recorded in marketing expense. At December 31, 2007 and 2006, there were no incurred royalty obligations to be accrued and recorded in other current liabilities on the balance sheet.

NOTE 8 - SEGMENT INFORMATION

The Company has two operating segments at December 31, 2007: training subscriptions and custom products and services.

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

Segment information (after inter-company eliminations) for the three months ended December 31, 2007 and 2006 is as follows:

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

	December 31,	December 31,
	2007	2006
Revenues:
Training subscriptions	$889,840	$838,521
Custom products and services	414,544	646,732

Total Revenues	$1,304,384	$1,485,253

Income (loss) before income taxes:
Training subscriptions	637,411	$659,979
Custom products and services	119,095	259,198
Corporate	(559,090)	(990,746)

Income (loss) before income taxes	$197,416	$(71,569)

	December 31,	December 31,
	2007	2006
Identifiable assets:
Training subscriptions	$1,280,695	$1,445,189
Custom products and services	322,347	232,047
Corporate	2,750,655	3,239,330
Total Identifiable Assets	$4,353,697	$4,916,566

Depreciation and amortization:
Training subscriptions	$68,424	$62,771
Custom products and services	7,538	3,359
Corporate	17,242	51,446
Total Depreciation and Amortization	$93,204	$117,576

NOTE 9 - INCOME TAXES

During the three months ended December 31, 2007, the Company realized a profit before income taxes of $197,416. As a result, the Company has recognized $67,096 of federal income tax expense, calculated at a rate of approximately 34%, and a decrease in its deferred tax asset for this same amount. The Company’s deferred tax asset at December 31, 2007 principally consists of the prospective income tax benefit (at 34%) of net operating losses in 2005, 2006, and 2007.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2006

Revenues
Overall revenues decreased 12% to $1,304,384 in the first quarter of fiscal year 2008 from $1,485,253 in the first quarter of fiscal year 2007. The decrease was due to the phase-out of Engineering and Technical Services (“ETS”) contracts. Non-ETS revenues increased by $175,002, or 15%, in the comparison of the fiscal quarters ending December 31, 2007 and December 31, 2006.

Training subscription revenues increased by 6% to $889,840 in the first quarter of fiscal year 2008 from $838,521 in the first quarter of fiscal year 2007 due to the addition of new subscription customers and consistency year over year in subscription renewals.

Custom products and services revenues decreased overall by 36% to $414,544 in the first quarter of fiscal year 2008 from $646,732 in the first quarter of fiscal year 2007. The large decrease is attributable to the phase-out of ETS commercial and federal contracts during the first quarter of fiscal year 2008. Non-ETS Custom Products and Services revenues increased 43% and $123,683 in the first quarter of the current fiscal year compared to the first quarter of the previous fiscal year. The increase was mainly due to completion of the sales cycle from increased custom project revenues generated within this business segment.

Operating Expenses

Cost of Revenues:
Overall, cost of revenues decreased by 3% to $547,878 in the first quarter of fiscal year 2008 from $566,076 in the first quarter of fiscal year 2007. The slight decrease is due to overall lower revenue volumes in the Custom Products and Services business segment partially offset by an increase in the classifications for indirect costs incurred in the production process in the quarter ending December 31, 2007 compared to the quarter ending December 31, 2006. The gross profit margin achieved on total revenues decreased to 58% from 62% in comparing the first quarter of fiscal year 2008 to the first quarter of fiscal year 2007. The small decrease is attributable to overall lower margins realized on revenues due to increases in the classifications for indirect costs incurred in the production process in the first quarter of fiscal year 2008 compared to fiscal year 2007. The effect of the classification of indirect costs was to reduce the gross profit margin from 65% to 58% in the first quarter of fiscal year 2008.

Training subscription cost of revenues increased by 41% to $252,429 in the first quarter of fiscal year 2008 from $178,542 in the first quarter of fiscal year 2007. This increase is directly related to the increase in revenues and classifications for indirect costs incurred in the production process within this business segment in the quarter ending December 31, 2007 compared to the quarter ending December 31, 2006.

Custom products and services cost of revenues decreased by 24% to $295,449 in the first quarter of fiscal year 2008 from $387,534 in the first quarter of fiscal year 2007. The decrease is due to overall lower revenue volumes in the Custom Products and Services business segment partially offset by increases from indirect cost classifications incurred in the production process.

The effect of the difference in indirect cost classification was to increase cost of revenues by $92,925 in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007.

Marketing and Related Labor Expenses:
Marketing and related labor expenses decreased by 24% to $265,023 in the first quarter of fiscal year 2008 from $349,757 in the first quarter of fiscal year 2007. The reason for the decrease is due to marketing labor efficiencies achieved within the government sector.

Reseller Commissions:
Reseller commissions decreased by 54% to $44,502 in the first quarter of fiscal year 2008 from $97,251 in the first quarter of fiscal year 2007. The decrease is attributable directly to an increase in training subscription revenues generated from internal sales resources during the fiscal quarter.

Depreciation and Amortization:
Depreciation and amortization decreased to $24,780 in the first quarter of fiscal year 2008 compared to $54,805 in the first quarter of fiscal year 2007. The decrease is attributable to an increase in fully depreciated fixed assets and fully amortized intangible assets in the comparison of the two fiscal quarters.

General and Administrative Expenses:
General and Administrative expenses decreased by 54% to $217,265 in the first quarter of fiscal year 2008 from $475,060 in the first quarter of fiscal year 2007. Labor related expenses decreased by 41% to $114,981 during the fiscal quarter from $196,336 in the same fiscal quarter of one year ago. The decrease is attributable to labor efficiencies achieved in the reduction of non-essential administrative staff. Non-labor related administrative expenses decreased by 63% to $102,284 during the fiscal quarter from $278,724 in the same fiscal quarter of one year ago. The decrease is primarily attributable to efficiencies achieved via infrastructure detailed cost management and changes in the classification of certain indirect expenses.

Income (Loss) from Operations:
Income from Operations increased by $262,134 to $202,898 in the first quarter of fiscal year 2008 from ($59,236) in the first quarter of fiscal year 2007. The increase is due principally to decreases in operating expenses incurred during the quarter ending December 31, 2007 as compared to the quarter ending December 31, 2006, partially offset by a decrease in the gross profit margin in the comparison of the two reporting periods.

Other Income (Expense):
The decrease in Other Expenses is attributable to the decrease in interest expense in the first quarter of the current fiscal year resulting from the reduction of operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $6,289 in the quarter ended December 31, 2007 compared to $13,315 in the quarter ended December 31, 2006.

Net Income
The operation generated Net Income of $130,320 in the first quarter of fiscal year 2008 compared to a Net Loss of $48,407 in the first quarter of fiscal year 2007. The increase in Net Income of $178,727 is primarily due to the higher training subscription revenues and phasing out of low margin ETS revenues, and decreasing operating expenses during the first fiscal quarter in the current year compared to the same period in the previous year.

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

Liquidity and Capital Resources
As of December 31, 2007 the Company had cash of $143,467 compared to $151,969 as of December 31, 2006. The Company’s current ratio is 1.63 as of December 31, 2007 compared to 1.24 at the audit date of September 30, 2007.

Cash flows provided by operating activities amounted to $171,787 in the first quarter of fiscal year 2008 compared to cash flows provided by operating activities of $173,836 in the first quarter of fiscal year 2007. The slight decrease is attributable to an overall reduction in current liabilities.

Cash flows used in investing activities amounted to $33,094 in the first quarter of fiscal year 2008 compared to $34,535 in the first quarter of fiscal year 2007. The slight decrease is attributable to increased expenditures related to the acquisition of property and equipment, offset by a reduction in expenditures for internal software development.

Cash flows used in financing activities amounted to $75,557 in the first quarter of fiscal year 2008 compared to $153,977 in the first quarter of fiscal year 2007. The decrease is attributable to the reduction of payment requirements for the line of credit and notes payable related party indebtedness.

ITEM 3 - CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Dated: February 13, 2008	Vivid Learning Systems, Inc.

	By:	/s/ Matthew J. Hammer
Matthew J. Hammer
Chief Executive Officer