Form 10QSB
period 2008-03-31
Vivid Learning Systems, Inc.
filed 2008-05-13
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant's common stock issued and outstanding at May 13, 2008 was 13,372,165.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

VIVID LEARNING SYSTEMS, INC.
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Statements	3

PART I
FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	17

Item 3	Controls and Procedures	22

PART II
OTHER INFORMATION

Item 6	Exhibits	23

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008, discusses financial projections, information, or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

PAGE
ITEM 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets	5

Consolidated Statements of Income	6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8-16

VIVID LEARNING SYSTEMS, INC. - CONSOLIDATED BALANCE SHEEETS

	March 31,	September 30,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$309,944	$80,331
Accounts and contracts receivable	874,299	1,157,418
Accounts and contracts receivable, Fluor Hanford	6,594	28,822
Prepaid expenses	207,998	120,073
Other current assets	98,118	186,534
TOTAL CURRENT ASSETS	1,496,953	1,573,178

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,545,472	1,518,082
Less: Accumulated depreciation	(1,196,551)	(1,152,471)
TOTAL PROPERTY, PLANT AND EQUIPMENT	348,921	365,611

OTHER ASSETS
Software, net of amortization	1,238,154	1,328,424
Goodwill	375,000	375,000
Long-term contracts receivable	-	85,202
Deferred tax asset	740,701	838,433
TOTAL OTHER ASSETS	2,353,855	2,627,059

TOTAL ASSETS	$4,199,729	$4,565,848

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$158,484	$295,376
Line of credit payable	-	57,072
Accrued contract labor	96,517	221,374
Other current liabilities	49,999	114,667
Unearned revenue	58,590	118,654
Notes payable, related parties	275,000	350,000
Current portion of long-term liabilities	111,207	106,638
TOTAL CURRENT LIABILITIES	749,797	1,263,781

LONG-TERM LIABILITIES
Long-term debt	155,359	182,786
Other long-term liabilities	146,878	170,954
TOTAL LONG-TERM LIABILITIES	302,237	353,740

TOTAL LIABILITIES	1,052,034	1,617,521

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,372,165 and 13,372,203 shares issued and outstanding, respectively	1,337	1,337
Additional paid-in capital	4,394,743	4,384,475
Accumulated deficit	(1,248,385)	(1,437,485)
TOTAL STOCKHOLDERS' EQUITY	3,147,695	2,948,327

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,199,729	$4,565,848

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Training subscriptions	$773,502	$680,784	$1,525,010	$1,380,989
Training subscriptions, Fluor Hanford	138,052	142,224	276,384	280,540
Custom products and services	401,542	467,346	799,029	965,148
Custom products and services, Fluor Hanford	19,572	133,041	36,629	281,971
	1,332,668	1,423,395	2,637,052	2,908,648

COST OF REVENUES
Training subscriptions	233,425	143,962	485,856	322,505
Custom products and services	316,252	407,057	611,701	794,589
	549,677	551,019	1,097,557	1,117,094

GROSS PROFIT	782,991	872,376	1,539,495	1,791,554

EXPENSES
Marketing and related labor expenses	358,116	395,149	623,138	744,906
Bad debt expense	-	9,137	2,038	10,677
Reseller commissions	140,584	93,003	185,086	190,254
Depreciation and amortization	24,410	53,096	49,190	107,901
Wages and contract labor	100,291	236,862	215,271	433,198
Other operating expenses	60,936	270,091	163,223	548,816
TOTAL OPERATING EXPENSES	684,337	1,057,338	1,237,946	2,035,752

INCOME (LOSS) FROM OPERATIONS	98,654	(184,962)	301,549	(244,198)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	100	-	100	901
Interest income	1,348	385	2,155	666
Interest expense	(10,685)	(14,681)	(16,974)	(28,196)
TOTAL OTHER INCOME (EXPENSE)	(9,237)	(14,296)	(14,719)	(26,629)

INCOME (LOSS) BEFORE INCOME TAXES	89,417	(199,258)	286,830	(270,827)

INCOME TAX BENEFIT (EXPENSE)	(30,637)	68,919	(97,730)	92,081

NET INCOME (LOSS)	$58,780	$(130,339)	$189,100	$(178,746)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$-	$(0.01)	$0.01	$(0.01)

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	13,372,165	13,372,203	13,372,165	13,151,068

'The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$189,100	$(178,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,190	107,901
Amortization of capitalized software	135,220	123,366
Bad debt expense	2,038	10,677
Options issued for compensation	10,268	7,970
Changes in assets and liabilities:
Accounts and contracts receivable	303,309	(21,611)
Prepaid expenses	(87,925)	775
Other current assets	88,416	116,427
Deferred tax asset	97,732	(92,081)
Accounts payable	(136,892)	112,114
Accrued contract labor and related expenses	(124,857)	(62,595)
Long-term receivable contracts	85,202	78,861
Other current liabilities	(64,668)	35,802
Unearned revenue	(60,064)	42,983
Net cash provided by operating activities	486,069	281,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(32,499)	(34,923)
Acquisition of software	(44,950)	(66,458)
Net cash used by investing activities	(77,449)	(101,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised for common stock	-	31
Payments on notes payable, related party	(75,000)	(265,604)
Payments on line of credit payable	(57,072)	-
Payments on long-term debt	(25,693)	(24,494)
Payments on long-term liabilities	(21,242)	(10,984)
Net cash provided (used) by financing activities	(179,007)	(301,051)

Net increase (decrease) in cash	229,613	(120,589)

Cash at beginning of period	80,331	166,645

Cash at end of period	$309,944	$46,056

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid $	$-	$28,196
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for related party debt	$-	$670,702
Acquisition of fixed assets via capital lease	$-	$45,014
Options issued as compensation	$10,268	$7,970

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

NOTE 1 – BUSINESS ORGANIZATION

Nature of Operations
Vivid Learning Systems, Inc. (hereinafter “Vivid Washington”) was incorporated in 1995 in the State of Washington under the name of Applied Tecknowledgey, Inc. and then later known as Vivid Concepts, Inc. Prior to December 23, 2003, Vivid Washington was a wholly owned subsidiary of Nuvotec, Inc., a technology commercialization corporation based in Washington State. On December 23, 2003, Nuvotec, Inc. exchanged all of its 7,000,000 common stock shares in Vivid Washington for 8,100,000 shares of common stock with a par value of $0.0001 in a newly formed Delaware corporation also named Vivid Learning Systems, Inc. The Delaware company (the “Company” or “Vivid Delaware”) serves as the holding company and parent and sole shareholder of the operating entity Vivid Washington. An additional 1,987,996 shares of the Company’s common stock was issued in a private placement to approximately seventy individual shareholders at September 30, 2004.

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the Company’s consolidated audited financial statements at September 30, 2007 and footnotes thereto.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

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

Recent Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS 157 will have on the financial statements.

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

Software development costs consist of the following at the dates shown:

	March 31, 2008	September 30, 2007
Software development costs	$3,632,143	$3,587,193
Accumulated amortization	(2,393,989)	(2,258,769)
	$1,238,154	$1,328,424

The amount of software costs written down to net realizable value was zero during the six months ended March 31, 2008 and September 30, 2007, respectively.

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

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At March 31, 2008 no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid Washington. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2008 and September 30, 2007, the current related party payables consisted of $275,000 and $350,000, respectively, of current amounts due to the former owners of ImageWorks.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any series of preferred stock. At March 31, 2008 and September 30, 2007, no preferred stock has been issued by the Company.

NOTE 5 – STOCK-BASED COMPENSATION

During the year ended September 30, 2007, 225,250 options vested which had been issued in 2004, and had a fair value of $36,040. During the six month period ending March 31, 2008, 34,564 options vested which had been issued in 2004 and had a fair value of $5,530.

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation. During the period ended March 31, 2008 a total of 259,814 of these options had vested and had a fair value of $41,570. The following assumptions were made in estimating the fair value: risk-free interest is 3%, volatility is 0.3 and expected life is three years.

During the year ended September 30, 2006, additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777. During the year ended September 30, 2007 10,939 of these options vested and had a fair value of $4,525. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%; volatility is 1.0136; expected life is three to five years; dividend yield is $0.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

The value of the unvested options at March 31, 2008 was $37,024.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	515,898	$0.34	1,800,602
Total	515,898		1,800,602

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2006	570,940	$0.33
Granted	89,500	0.29
Exercised	(125)	0.25
Expired or terminated	(144,417)	0.25
Outstanding at September 30, 2007	515,898	$0.34
Options exercisable at September 30, 2007	304,265	$0.33

Outstanding at October 1, 2007	515,898	$0.34
Granted	-	-
Exercised	-	-
Expired or terminated	-	-
Outstanding at March 31, 2008	515,898	$0.34
Options exercisable at March 31, 2008	356,795	$0.32

NOTE 6 – ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy / Federal Government. During the six months ended March 31, 2008 and March 31, 2007, services provided to these contractors aggregated $505,746 and $1,154,139, representing 19% and 40% of total revenue, respectively. At March 31, 2008 and March 31, 2007, amounts due from these contractors are included in accounts receivable in the amounts of $100,586 and $181,379, respectively.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Six Months Ending March 31,
	2008	2007
Revenues—Fluor Hanford	$313,013	$562,510
Accounts Receivable Fluor Hanford	$6,594	$27,908

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the six months ending March 31, 2008 and 2007, the Company incurred $60,304 and $69,613 in royalty obligations, respectively, which are recorded in marketing expense. At March 31, 2008 and 2007, there were no incurred royalty obligations to be accrued and recorded in other current liabilities on the balance sheet.

NOTE 8 –SEGMENT INFORMATION

The Company has two operating segments at March 31, 2008: training subscriptions and custom products and services.

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

Segment information (after inter-company eliminations) for the six months ended March 31, 2008 and March 31, 2007 is as follows:

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2008

	March 31,	March 31,
	2008	2007
Revenues:
Training subscriptions	$1,801,394		$1,661,529
Custom products and services	835,658		1,247,119
Total Revenues	$2,637,052	$$	2,908,648

Income (loss) before income taxes:
Training subscriptions	1,315,538		1,339,024
Custom products and services	223,957		452,530
Corporate	(1,252,665)		(2,062,381)
Income (loss) before income taxes	$286,830	$$	(270,827)

	March 31,	March 31,
	2008	2007
Identifiable assets:
Training subscriptions	$1,238,154	$1,428,131
Custom products and services	403,259	220,159
Corporate	2,558,316	3,169,547
Total Identifiable Assets	$4,199,729	$4,817,837

Depreciation and amortization:
Training subscriptions	$135,220	$123,366
Custom products and services	14,081	6,776
Corporate	35,109	101,125
Total Depreciation and Amortization	$184,410	$231,267

NOTE 9 – INCOME TAXES

During the six months ended March 31, 2008, the Company realized a profit before income taxes of $286,830. As a result, the Company has recognized $97,730 of federal income tax expense, calculated at a rate of approximately 34%, and a decrease in its deferred tax asset for this same amount. The Company’s deferred tax asset at March 31, 2008 principally consists of the prospective income tax benefit (at 34%) of net operating losses in 2005, 2006, and 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

Revenues
Overall revenues decreased 6% to $1,332,668 in the second quarter of fiscal year 2008 from $1,423,395 in the second quarter of fiscal year 2007. The decrease was due to the phase-out of Engineering and Technical Services (“ETS”) contracts. Non-ETS revenues increased by $261,972, or 24%, in the comparison of the fiscal quarters ending March 31, 2008 and March 31, 2007.

Training subscription revenues increased by 11% to $911,554 in the second quarter of fiscal year 2008 from $823,008 in the second quarter of fiscal year 2007 due to the addition of new subscription customers and consistency year over year in subscription renewals.

Custom products and services revenues decreased overall by 30% to $421,114 within the second quarter of fiscal year 2008 from $600,387 within the second quarter of fiscal year 2007. The large decrease is attributable to the phase-out of ETS commercial and federal contracts during the second quarter of fiscal year 2008. Non-ETS Custom Products and Services revenues increased 70% to $173,426 in the second quarter of the current fiscal year compared to the second quarter of the previous fiscal year. The increase was mainly from the timely completion of increased custom projects and related revenues generated within this business segment.

Operating Expenses

Cost of Revenues:
Overall, Cost of Revenues decreased slightly to $549,677 in the second quarter of fiscal year 2008 from $551,019 in the second quarter of fiscal year 2007. The slight decrease is due to overall lower revenue volumes in the Custom Products and Services business segment due to the phase-out of ETS contracts partially offset by an increase in the classifications for indirect costs incurred in the production process in the quarter ending March 31, 2008 compared to the quarter ending March 31, 2007. The gross profit margin achieved on total revenues decreased to 59% from 61% in comparing the second quarter of fiscal year 2008 to the second quarter of fiscal year 2007. The small decrease is attributable to overall lower margins realized on revenues due to increases in the classifications for indirect costs incurred in the production process in the second quarter of fiscal year 2008 compared to fiscal year 2007. The effect of the classification of indirect costs was to reduce the gross profit margin from 68% to 59% in the second quarter of fiscal year 2008.

Training subscription cost of revenues increased by 62% to $233,425 in the second quarter of fiscal year 2008 from $143,962 in the second quarter of fiscal year 2007. This increase is directly related to the increase in revenues and classifications for indirect costs incurred in the production process within this business segment in the quarter ending March 31, 2008 compared to the quarter ending March 31, 2007.

Custom products and services cost of revenues decreased by 22% to $316,252 in the second quarter of fiscal year 2008 from $407,057 in the second quarter of fiscal year 2007. The decrease is due to overall lower revenue volumes in the Custom Products and Services business segment due to the phase-out of low margin ETS federal custom contracts partially offset by increases from indirect cost classifications incurred in the production process.

The effect of the difference in indirect cost classification was to increase cost of revenues by $107,437 in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007.

Marketing and Related Labor Expenses:
Marketing and related labor expenses decreased by 9% to $358,116 in the second quarter of fiscal year 2008 from $395,149 in the second quarter of fiscal year 2007. The reason for the decrease is due to marketing labor efficiencies achieved within the government sector.

Reseller Commissions:
Reseller commissions increased by 51% to $140,584 in the second quarter of fiscal year 2008 from $93,003 in the second quarter of fiscal year 2007. The increase is attributable directly to the timing of training subscription revenues generated from external sales resources during the fiscal quarter as compared to the same quarter in the previous fiscal year.

Depreciation and Amortization:
Depreciation and Amortization decreased to $24,410 in the second quarter of fiscal year 2008 compared to $53,096 in the second quarter of fiscal year 2007. The decrease is attributable to an increase in fully depreciated fixed assets and fully amortized intangible assets in the comparison of the two fiscal quarters.

General and Administrative Expenses:
General and Administrative expenses decreased by 68% to $161,227 in the second quarter of fiscal year 2008 from $506,953 in the second quarter of fiscal year 2007. Labor related expenses decreased by 58% to $100,291 during the fiscal quarter from $236,862 in the same fiscal quarter of one year ago. The decrease is attributable to labor efficiencies achieved in the reduction of outsourced and non-essential administrative staff. Non-labor related administrative expenses decreased by 77% to $60,936 during the fiscal quarter from $270,091 in the same fiscal quarter of one year ago. The decrease is primarily attributable to efficiencies achieved via infrastructure detailed cost management and changes in the classification of certain indirect expenses.

Income (Loss) from Operations:
Income from Operations increased by $283,616 to $98,654 in the second quarter of fiscal year 2008 from ($184,962) in the second quarter of fiscal year 2007. The increase is due principally to decreases in operating expenses incurred during the quarter ending March 31, 2008 as compared to the quarter ending March 31, 2007, partially offset by a decrease in the gross profit margin in the comparison of the two reporting periods.

Other Income (Expense):
The decrease in Other Expenses is attributable to the decrease in interest expense in the second quarter of the current fiscal year resulting from the reduction of operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $10,685 in the quarter ended March 31, 2008 compared to $14,681 in the quarter ended March 31, 2007.

Net Income
The operation generated Net Income of $58,780 in the second quarter of fiscal year 2008 compared to a net loss of $130,339 in the second quarter of fiscal year 2007. The increase in net income of $189,119 is primarily due to higher training subscription and custom products and services core revenues and phasing out of low margin ETS revenues, and decreasing general and administration expenses during the second fiscal quarter in the current year compared to the same period in the previous year.

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

Liquidity and Capital Resources
As of March 31, 2008 the Company had cash of $309,944 compared to $46,056 as of March 31, 2007. The Company’s current ratio is 2.00 as of March 31, 2008 compared to 1.24 at the audit date of September 30, 2007.

Cash flows provided by operating activities amounted to $314,282 in the second quarter of fiscal year 2008 compared to cash flows provided by operating activities of $108,007 in the second quarter of fiscal year 2007. The increase is attributable to an overall reduction in receivable related accounts partially offset by reductions in current liability accounts.

Cash flows used in investing activities amounted to $44,355 in the second quarter of fiscal year 2008 compared to $66,846 in the second quarter of fiscal year 2007. The decrease is attributable to decreased expenditures for internal software development.

Cash flows used in financing activities amounted to $103,450 in the second quarter of fiscal year 2008 compared to $147,074 in the second quarter of fiscal year 2007. The decrease is attributable to the reduction of payment requirements for notes payable related party indebtedness partially offset by increased debt service payments for the line of credit and long-term liabilities.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH 31, 2008 COMPARED WITH SIX MONTHS ENDED MARCH 30, 2007

Revenues:
Overall revenues decreased 9% to $2,637,052 in the six months year to date of fiscal year 2008 from $2,908,648 in the six months year to date of fiscal year 2007. The decrease was mainly due to the phase-out of Engineering and Technical Services (“ETS”) contracts. Non-ETS revenues increased by $436,974 or 20%, in the comparison of the fiscal quarters ending March 31, 2008 and March 31, 2007.

Training subscription revenues increased by 8% to $1,801,394 in the six months year to date of fiscal year 2008 from $1,661,529 in the six months year to date of fiscal year 2007 due to new subscription based sales and consistency in the rate of retention year over year for subscription renewals.

Custom products and services revenues decreased overall by 33% to $835,658 in the six months year to date of fiscal year 2008 from $1,247,119 in the six months year to date of fiscal year 2007. The large decrease is attributable to the phase-out of low margin ETS contract revenues. Non-ETS Custom Products and Services revenues increased 55% and $297,109 in the six months year to date of fiscal year 2008 compared to the same period in fiscal year 2007. The increase was mainly due to the efficient and timely completion of increased custom project activity and related revenues generated within this business segment. Additional factors contributing to the increase of revenues within this segment include consistency of sales efforts and cross-selling due to the integration of sales efforts across the Company.

Operating Expenses

Cost of Revenues:
Overall, cost of revenues for the current six months year to date decreased by 2% to $1,097,557 from $1,117,094 for the same period one year ago. The slight decrease is due to overall lower revenue volumes in the Custom Products and Services business segment partially offset by an increase in the classifications for indirect costs incurred in the production process in the six months ending March 31, 2008 compared to the six months ending March 31, 2007. The gross profit margin achieved on total revenues decreased to 58% from 62% in comparing the year to date six month period of fiscal year 2008 to the year to date six month period of fiscal year 2007. The small decrease is attributable to overall lower margins realized on revenues due to increases in the classifications for indirect costs incurred in the production process in the six months ending March 31, 2008 compared to fiscal year 2007. The effect of the classification of indirect costs was to reduce the gross profit margin from 66% to 58% in the six months ending March 31, 2008.

Training subscription cost of revenues increased by 51% to $485,856 in the six months year to date of fiscal year 2008 from $322,505 in the six months ended March 31, 2007. This increase is directly related to the increase in revenues within this business segment and classifications for indirect costs incurred in the production process in the six months ending March 31, 2008 compared to the six months ending March 31, 2007.

Custom products and services cost of revenues decreased by 23% to $611,701 in the six months year to date of fiscal year 2008 from $794,589 in the six months ended March 31, 2007. The decrease is due to overall lower revenue volumes in the Custom Products and Services business segment due to the phase-out of low margin ETS contracts partially offset by increases from indirect cost classifications incurred in the production process.

The effect of the difference in indirect cost classification was to increase cost of revenues by $200,362 in the six months ending March 31, 2008 compared to the same period of fiscal year 2007.

Marketing and Related Labor Expenses:
Marketing and related labor expenses decreased by 16% to $623,138 in the six months year to date of fiscal year 2008 from $744,906 in the six months year to date of fiscal year 2007. The reason for the decrease is due to marketing labor efficiencies achieved within the government sector and overall reductions in travel and trade shows expense categories.

Reseller Commissions:
Reseller commissions decreased by 3% to $185,086 in the six months year to date of fiscal year 2008 from $190,254 in the six months year to date of fiscal year 2007. The year to date decrease in the comparison of the two fiscal years is attributable directly to a slight decrease in training subscription revenues generated from sales resources external to the Company.

Depreciation and Amortization:
Depreciation and Amortization decreased to $49,190 in the six months to date of fiscal year 2008 from $107,901 in the comparable period of fiscal year 2007. The decrease is attributable to an increase in fully depreciated fixed assets and fully amortized intangible assets in the comparison of the fiscal year to date periods ending March 31st.

General and Administrative Expenses:
General and Administrative expenses decreased by 61% to $378,494 in the six months year to date of fiscal year 2008 from $982,014 in the six months year to date of fiscal year 2007. Labor related expenses decreased by 50% to $215,271 during the six months to date of fiscal year 2008 from $433,198 in the same year to date period of one year ago. The decrease is attributable to labor efficiencies achieved in the reduction of non-essential administrative staff and non-billable technical staff. Non-labor related administrative expenses decreased by 70% to $163,223 during the six months to date of fiscal year 2008 from $548,816 in the same year to date period of one year ago. The decrease is primarily attributable to efficiencies achieved via infrastructure detailed cost management and changes in the classification of certain indirect expenses.

Income (Loss) from Operations:
Income from Operations increased by $545,747 to $301,549 in the six months year to date of fiscal year 2008 from $(244,198) in the six months year to date of fiscal year 2007. The increase is due principally to decreases across the board in operating expenses incurred during the six months ending March 31, 2008 as compared to the six months ending March 31, 2007, partially offset by a decrease in the gross profit margin in the comparison of the two reporting periods.

Other Income (Expense):
The decrease in Other Expenses is attributable to the decrease in interest expense in the six months ending of the current fiscal year resulting from the reduction of operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $16,974 in the quarter ended March 31, 2008 compared to $28,196 in the quarter ended March 31, 2007.

Net Income:
The operation generated Net Income of $189,100 in the six months ending March 31st of fiscal year 2008 compared to a Net Loss of $178,746 in the six months ending March 31st of fiscal year 2007. The increase in net income of $367,846, or 14% of revenues, is primarily due to higher training subscription and custom products and services core revenues and the phasing out of low margin ETS revenues, and decreasing operating expenses in all categories during the six months ending March 31st in the current fiscal year compared to the same period in the previous fiscal year.

Liquidity and Capital Resources
As of March 31, 2008, the Company had cash and cash equivalents of $309,944 as compared to $80,331 at the audit date of September 30, 2007.

Cash flows provided by operating activities amounted to $486,069 in the six months year to date of fiscal year 2008 compared to $281,843 in the six months year to date of fiscal year 2007. The main reasons for the increase in cash flows provided by operations is attributable to generated net income, reductions in receivable accounts and contracts, partially offset by reductions in liability accounts.

Cash flows used in investing activities amounted to $77,449 in the six months year to date of fiscal year 2008 compared to $101,381 in the six months year to date of fiscal year 2007. The decrease is attributable to decreased expenditures for internal software development.

Cash flows used by financing activities amounted to $179,007 in the six months year to date of fiscal year 2008 compared to $301,051 in the six months year to date of fiscal year 2007. The decrease is attributable to a net reduction in payments on notes payable, related parties, partially offset by increases in debt service payments for short and long-term debt and long-term liabilities.

ITEM 3 – CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Dated: May 13, 2008	Vivid Learning Systems, Inc.

	By:	/s/ Matthew J. Hammer
Matthew J. Hammer
Chief Executive Officer