Form 10QSB
period 2008-06-30
Vivid Learning Systems, Inc.
filed 2008-08-14
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Registrant's common stock issued and outstanding at August 14, 2008 was 13,372,165.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

VIVID LEARNING SYSTEMS, INC.
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Statements	3

	PART I
	FINANCIAL INFORMATION

Item 1	Financial Statements	4
Item 2	Management’s Discussion And Analysis
	Of Financial Condition And Results Of Operations	17
Item 3	Controls and Procedures	23

	PART II
	OTHER INFORMATION

Item 6	Exhibits	24

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008, discusses financial projections, information, or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$216,089	$80,331
Accounts and contracts receivable	873,796	1,157,418
Accounts and contracts receivable, Fluor Hanford	7,288	28,822
Prepaid expenses	185,634	120,073
Other current assets	156,709	186,534
TOTAL CURRENT ASSETS	1,439,516	1,573,178

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,565,659	1,518,082
Less: Accumulated depreciation	(1,221,589)	(1,152,471)
TOTAL PROPERTY, PLANT AND EQUIPMENT	344,070	365,611

OTHER ASSETS
Software, net of amortization	1,205,085	1,328,424
Goodwill	375,000	375,000
Long-term contracts receivable	-	85,202
Deferred tax asset	722,136	838,433
TOTAL OTHER ASSETS	2,302,221	2,627,059
TOTAL ASSETS	$4,085,807	$4,565,848

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$134,329	$295,376
Line of credit payable	-	57,072
Accrued contract labor	107,176	221,374
Other current liabilities	44,929	114,667
Unearned revenue	49,471	118,654
Notes payable, related parties	175,000	350,000
Current portion of long-term liabilities	113,198	106,638
TOTAL CURRENT LIABILITIES	624,103	1,263,781

LONG-TERM LIABILITIES
Long-term debt	141,376	182,786
Other long-term liabilities	132,517	170,954
TOTAL LONG-TERM LIABILITIES	273,893	353,740
TOTAL LIABILITIES	897,996	1,617,521
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 13,372,165 and 13,372,203
shares issued and outstanding, respectively	1,337	1,337
Additional paid-in capital	4,398,206	4,384,475
Accumulated deficit	(1,211,732)	(1,437,485)
TOTAL STOCKHOLDERS' EQUITY	3,187,811	2,948,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,085,807	$4,565,848

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Training subscriptions	$574,232	$502,829	$2,099,242	$1,883,818
Training subscriptions, Fluor Hanford	138,907	144,938	415,291	425,478
Custom products and services	540,564	719,093	1,339,593	1,684,241
Custom products and services, Fluor Hanford	21,798	133,334	58,427	415,305
	1,275,501	1,500,194	3,912,553	4,408,842
COST OF REVENUES
Training subscriptions	223,229	184,369	709,085	506,875
Custom products and services	343,617	445,691	955,318	1,240,280
	566,846	630,060	1,664,403	1,747,155

GROSS PROFIT	708,655	870,134	2,248,150	2,661,687
EXPENSES
Marketing and related labor expenses	366,154	376,865	989,292	1,121,770
Bad debt expense	685	1,231	2,724	11,908
Reseller commissions	76,821	57,554	261,906	247,808
Depreciation and amortization	25,037	134,429	74,227	242,330
Wages and contract labor	89,680	258,619	304,950	665,818
Other operating expenses	86,877	228,999	250,097	803,814
TOTAL OPERATING EXPENSES	645,254	1,057,697	1,883,196	3,093,448

INCOME (LOSS) FROM OPERATIONS	63,401	(187,563)	364,954	(431,761)

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	175	-	275	901
Interest income	1,236	342	3,391	1,008
Interest expense	(9,596)	(10,438)	(26,570)	(38,634)
TOTAL OTHER INCOME (EXPENSE)	(8,185)	(10,096)	(22,904)	(36,725)

INCOME (LOSS) BEFORE INCOME TAXES	55,216	(197,659)	342,050	(468,486)

INCOME TAX BENEFIT (EXPENSE)	(18,564)	67,288	(116,297)	159,369

NET INCOME (LOSS)	$36,652	$(130,371)	$225,753	$(309,117)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$-	$(0.01)	$0.02	$(0.02)
BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	13,372,165	13,372,203	13,372,165	13,224,779

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$225,753	$(309,117)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	74,227	242,330
Amortization of capitalized software	200,570	206,172
Bad debt expense	2,724	11,908
Options issued for compensation	13,732	40,565
Changes in assets and liabilities:
Accounts and contracts receivable	305,156	(30,285)
Prepaid expenses	(65,561)	39,914
Other current assets	29,825	52,639
Deferred tax asset	116,297	(159,369)
Accounts payable	(161,047)	145,148
Accrued contract labor and related expenses	(114,198)	(85,551)
Long-term receivable contracts	85,202	118,993
Other current liabilities	(69,738)	(2,792)
Unearned revenue	(69,183)	102,453
Net cash provided by operating activities	573,759	373,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(55,411)	(44,651)
Acquisition of software	(77,231)	(95,302)
Net cash used by investing activities	(132,642)	(139,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised for common stock	-	31
Payments on notes payable, related party	(175,000)	(147,368)
Payments on line of credit payable	(57,072)	-
Payments on long-term debt	(38,798)	(36,779)
Payments on long-term liabilities	(34,489)	(33,661)
Net cash provided (used) by financing activities	(305,359)	(217,777)

Net increase (decrease) in cash	135,758	15,278

Cash at beginning of period	80,331	166,645

Cash at end of period	$216,089	$181,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$26,570	$38,634
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for related party debt	$-	$670,702
Acquisition of fixed assets via capital lease	$-	$45,014
Options issued as compensation	$13,732	$40,565

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the Company’s consolidated audited financial statements at September 30, 2007 and footnotes thereto.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Software development costs consist of the following at the dates shown:

	June 30, 2008	September 30, 2007
Software development costs	$3,664,424	$3,587,193
Accumulated amortization	(2,459,339)	(2,258,769)
	$1,205,085	$1,328,424

The amount of software costs written down to net realizable value was zero during the nine months ended June 30, 2008 and June 30, 2007, respectively.

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

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At June 30, 2008 no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid Washington. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 3 – RELATED PARTY TRANSACTIONS

At June 30, 2008 and September 30, 2007, the current related party payables consisted of $175,000 and $350,000, respectively, of current amounts due to the former owners of ImageWorks.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any series of preferred stock. At June 30, 2008 and September 30, 2007, no preferred stock has been issued by the Company.

NOTE 5 – STOCK-BASED COMPENSATION

During the year ended September 30, 2007, 225,250 options vested which had been issued in 2004, and had a fair value of $36,040. During the nine month period ending June 30, 2008, 34,564 options vested which had been issued in 2004 and had a fair value of $5,743.

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation. During the period ended June 30, 2008, a total of 259,814 of these options had vested and had a fair value of $41,570. The following assumptions were made in estimating the fair value: risk-free interest is 3%; volatility is 0.3; and, expected life is three years.

During the year ended September 30, 2006, additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777. During the year ended September 30, 2007, 10,939 of these options vested and had a fair value of $4,525. During the period ended June 30, 2008, a total of 10,939 of these options vested and had a fair value of $4,525. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%; volatility is 1.0136; expected life is three to five years; and, dividend yield is $0.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

During the year ended September 30, 2007, additional options totaling 89,500 were issued and had a fair value of $19,730. During the period ended June 30, 2008, a total of 19,500 of these options vested and had a fair value of $3,464.

The value of the unvested options at June 30, 2008 was $45,949.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	515,898	$0.34	1,800,602
Total	515,898		1,800,602

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2006	570,940	$0.33
Granted	89,500	0.29
Exercised	(125)	0.25
Expired or terminated	(144,417)	0.25
Outstanding at September 30, 2007	515,898	$0.34
Options exercisable at September 30, 2007	304,265	$0.33

Outstanding at October 1, 2007	515,898	$0.34
Granted	69,740	0.23
Exercised	-	-
Expired or terminated	(2,000)	0.29
Outstanding at June 30, 2008	583,638	$0.33
Options exercisable at June 30, 2008	374,795	$0.31

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 6 – ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy / Federal Government. During the nine months ended June 30, 2008 and June 30, 2007, services provided to these contractors aggregated $778,092 and $1,764,988, representing 20% and 40% of total revenue, respectively. At June 30, 2008 and June 30, 2007, amounts due from these contractors are included in accounts receivable in the amounts of $105,308 and $183,118, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Nine Months Ending
	June 30,
	2008	2007
Revenues—Fluor Hanford	$473,717	$840,783
Accounts Receivable Fluor Hanford	$7,288	$21,636

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the nine months ending June 30, 2008 and June 30, 2007, the Company incurred $97,145 and $116,607 in royalty obligations, respectively, which are recorded in marketing expense. At June 30, 2008 and June 30, 2007, there were no incurred royalty obligations to be accrued and recorded in other current liabilities on the balance sheet.

NOTE 8 – SEGMENT INFORMATION

The Company has two operating segments at June 30, 2008: training subscriptions and custom products and services.

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Segment information (after inter-company eliminations) for the nine months ended  June 30, 2008 and 2007 is as follows:

	June 30,	June 30,
	2008	2007
Revenues:
Training subscriptions	$2,514,533		$2,309,296
Custom products and services	1,398,020		2,099,546

Total Revenues	$3,912,553	$$	4,408,842

Income (loss) before income taxes:
Training subscriptions	1,805,440		1,596,249
Custom products and services	442,702		849,073
Corporate	(1,906,092)		(2,913,808)

Income (loss) before income taxes	$342,050	$$	(468,486)

	June 30,	June 30,
	2008	2007
Identifiable assets:
Training subscriptions	$1,205,085	$1,362,669
Custom products and services	457,058	324,518
Corporate	2,423,664	3,044,875
Total Identifiable Assets	$4,085,807	$4,732,062

Depreciation and amortization:
Training subscriptions	$200,570	$206,172
Custom products and services	22,994	10,193
Corporate	51,233	232,137
Total Depreciation and Amortization	$274,797	$448,502

NOTE 9 – INCOME TAXES

During the nine months ended June 30, 2008, the Company realized a profit before income taxes of $342,050. As a result, the Company has recognized $116,297 of federal income tax expense, calculated at a rate of approximately 34%, and a decrease in its deferred tax asset for this same amount. The Company’s deferred tax asset at June 30, 2008, principally consists of the prospective income tax benefit (at 34%) of net operating losses in 2005, 2006, and 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

Revenues
Overall revenues decreased 15% to $1,275,501 in the third quarter of fiscal year 2008 from $1,500,194 in the third quarter of fiscal year 2007. The decrease was due to the phase-out of Engineering and Technical Services (“ETS”) contracts. Non-ETS revenues increased by $133,567, or 12%, in the comparison of the fiscal quarters ending June 30, 2008 and June 30, 2007.

Training subscription revenues increased by 10% to $713,139 in the third quarter of fiscal year 2008 from $647,767 in the third quarter of fiscal year 2007 due to the addition of new subscription customers and consistency year over year in subscription renewals.

Custom products and services revenues decreased overall by 34% to $562,362 within the third quarter of fiscal year 2008 from $852,427 within the third quarter of fiscal year 2007. The large decrease is attributable to the phase-out of ETS commercial and federal contracts during the third quarter of fiscal year 2008. Non-ETS Custom Products and Services revenues increased 14% and $68,195 in the third quarter of the current fiscal year compared to the third quarter of the previous fiscal year. The increase was mainly from the timely completion of increased custom projects and related revenues generated within this business segment.

Operating Expenses

Cost of Revenues:
Overall, Cost of Revenues decreased to $566,846 in the third quarter of fiscal year 2008 from $630,060 in the third quarter of fiscal year 2007. The decrease is due to overall lower revenue volumes in the Custom Products and Services business segment due to the phase-out of ETS contracts partially offset by an increase in the classifications for indirect costs incurred in the production process in the quarter ending June 30, 2008 compared to the quarter ending June 30, 2007. The gross profit margin achieved on total revenues decreased to 56% from 58% in comparing the third quarter of fiscal year 2008 to the third quarter of fiscal year 2007. The small decrease is attributable to overall lower margins realized on revenues due to increases in the classifications for indirect costs incurred in the production process in the third quarter of fiscal year 2008 compared to fiscal year 2007. The effect of the classification of indirect costs was a reduction of the gross profit margin from 62% to 56% in the third quarter of fiscal year 2008.

Training subscription cost of revenues increased by 21% to $223,229 in the third quarter of fiscal year 2008 from $184,369 in the third quarter of fiscal year 2007. This increase is directly related to the increase in revenues and classifications for indirect costs incurred in the production process within this business segment in the quarter ending June 30, 2008 compared to the quarter ending June 30, 2007.

Custom products and services cost of revenues decreased by 23% to $343,617 in the third quarter of fiscal year 2008 from $445,691 in the third quarter of fiscal year 2007. The decrease is due to overall lower revenue volumes in the Custom Products and Services business segment due to the phase-out of low margin ETS federal custom contracts partially offset by increases from indirect cost classifications incurred in the production process.

The effect of the difference in indirect cost classification was an increase in cost of revenues by $75,815 in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007.

Marketing and Related Labor Expenses:
Marketing and related labor expenses decreased by 3% to $366,154 in the third quarter of fiscal year 2008 from $376,865 in the third quarter of fiscal year 2007. The reason for the decrease is due to marketing labor efficiencies achieved within the government sector.

Reseller Commissions:
Reseller commissions increased by 33% to $76,821 in the third quarter of fiscal year 2008 from $57,554 in the third quarter of fiscal year 2007. The increase is attributable directly to the timing of training subscription revenues generated from external sales resources during the fiscal quarter as compared to the same quarter in the previous fiscal year.

Depreciation and Amortization:
Depreciation and Amortization decreased to $25,037 in the third quarter of fiscal year 2008 compared to $134,429 in the third quarter of fiscal year 2007. The decrease is attributable to an increase in fully depreciated fixed assets and fully amortized intangible assets in the comparison of the two fiscal quarters.

General and Administrative Expenses:
General and Administrative expenses decreased by 64% to $177,242 in the third quarter of fiscal year 2008 from $488,849 in the third quarter of fiscal year 2007. Labor related expenses decreased by 65% to $89,680 during the fiscal quarter from $258,619 in the same fiscal quarter of one year ago. The decrease is attributable to labor efficiencies achieved in the reduction of outsourced and non-essential administrative staff. Non-labor related administrative expenses decreased by 62% to $87,562 during the fiscal quarter from $230,230 in the same fiscal quarter of one year ago. The decrease is primarily attributable to efficiencies achieved via infrastructure cost management at the detail level and changes in the classification of certain indirect expenses.

Income (Loss) from Operations:
Income from Operations increased by $250,964 to $63,401 in the third quarter of fiscal year 2008 from ($187,563) in the third quarter of fiscal year 2007. The increase is due principally to decreases in operating expenses incurred during the quarter ending June 30, 2008, as compared to the quarter ending June 30, 2007, partially offset by a decrease in the overall gross profit margin in the comparison of the two reporting periods.

Other Income (Expense):
The decrease in Other Expenses is attributable to a slight decrease in interest expense in the third quarter of the current fiscal year resulting from the reduction of operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $9,596 in the quarter ended June 30, 2008 compared to $10,438 in the quarter ended June 30, 2007.

Net Income
The operation generated Net Income of $36,652 in the third quarter of fiscal year 2008 compared to a net loss of $130,371 in the third quarter of fiscal year 2007. The increase in net income of $167,023 is primarily due to higher training subscription and custom products and services core revenues and phasing out of low margin ETS revenues, and decreasing general and administration expenses during the third fiscal quarter in the current year compared to the same period in the previous year.

Seasonality and Other Factors Affecting Quarterly Results
We expect quarterly fluctuations in operating results due to many factors including acquisitions and roll-out of new product offerings. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources
As of June 30, 2008, the Company had cash of $216,089 compared to $80,331 as of June 30, 2007. The Company’s current ratio is 2.31 as of June 30, 2008, compared to 1.24 at the audit date of September 30, 2007.

Cash flows provided by operating activities amounted to $87,690 in the third quarter of fiscal year 2008 compared to cash flows provided by operating activities of $91,165 in the third quarter of fiscal year 2007. The slight decrease is attributable to an overall reduction in net increases and decreases within current assets and current liabilities.

Cash flows used in investing activities amounted to $54,689 in the third quarter of fiscal year 2008 compared to $38,572 in the third quarter of fiscal year 2007. The increase is attributable to increased expenditures for property and equipment.

Cash flows used in financing activities amounted to $126,856 in the third quarter of fiscal year 2008 compared to cash flows provided by financing activities of $83,274 in the third quarter of fiscal year 2007. The increase in cash flows used in financing activities is attributable to the increase of payment requirements for notes payable related party indebtedness and by increased debt service payments for the line of credit and long-term liabilities.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE 30, 2008 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2007

Revenues:
Overall revenues decreased 11% to $3,912,553 in the nine months year to date of fiscal year 2008 from $4,408,842 in the nine months year to date of fiscal year 2007. The decrease was mainly due to the phase-out of Engineering and Technical Services (“ETS”) contracts. Non-ETS revenues increased by $570,541 or 17%, in the comparison of the fiscal quarters ending June 30, 2008 and June 30, 2007.

Training subscription revenues increased by 9% to $2,514,533 in the nine months year to date of fiscal year 2008 from $2,309,296 in the nine months year to date of fiscal year 2007 due to new subscription based sales and consistency in the rate of retention year over year for subscription renewals.

Custom products and services revenues decreased overall by 33% to $1,398,020 in the nine months year to date of fiscal year 2008 from $2,099,546 in the nine months year to date of fiscal year 2007. The large decrease is attributable to the phase-out of low margin ETS contract revenues. Non-ETS Custom Products and Services revenues increased 35% and $365,304 in the nine months year to date of fiscal year 2008 compared to the same period in fiscal year 2007. The increase was mainly due to the efficient and timely completion of increased custom project activity and related revenues generated within this business segment. Additional factors contributing to the increase of revenues within this segment include consistency of sales efforts and cross-selling due to the integration of sales efforts across the Company.

Operating Expenses

Cost of Revenues:
Overall, cost of revenues for the current nine months year to date decreased by 5% to $1,664,403 from $1,747,555 for the same period one year ago. The decrease is due to overall lower revenue volumes in the Custom Products and Services business segment partially offset by an increase in the classifications for indirect costs incurred in the production process in the nine months ending June 30, 2008, compared to the nine months ending June 30, 2007. The gross profit margin achieved on total revenues decreased to 57% from 60% in comparing the year to date nine month period of fiscal year 2008 to the year to date nine month period of fiscal year 2007. The small decrease is attributable to overall lower margins realized on revenues due to increases in the classifications for indirect costs incurred in the production process in the nine months ending June 30, 2008 compared to fiscal year 2007. The effect of the classification of indirect costs was a reduction of the gross profit margin from 65% to 57% in the nine months ending June 30, 2008.

Training subscription cost of revenues increased by 40% to $709,085 in the nine months year to date of fiscal year 2008 from $506,875 in the nine months ended June 30, 2007. This increase is directly related to the increase in revenues within this business segment and classifications for indirect costs incurred in the production process in the nine months ending June 30, 2008, compared to the nine months ending June 30, 2007.

Custom products and services cost of revenues decreased by 23% to $955,318 in the nine months year to date of fiscal year 2008 from $1,240,280 in the nine months ended June 30, 2007. The decrease is due to overall lower revenue volumes in the Custom Products and Services business segment due to the phase-out of low margin ETS contracts partially offset by increases from indirect cost classifications incurred in the production process.

The effect of the difference in indirect cost classification was an increase in cost of revenues by $276,177 in the nine months ending June 30, 2008, compared to the same period of fiscal year 2007.

Marketing and Related Labor Expenses:
Marketing and related labor expenses decreased by 12% to $989,292 in the nine months year to date of fiscal year 2008 from $1,121,770 in the nine months year to date of fiscal year 2007. The reason for the decrease is due to marketing labor efficiencies achieved within the government sector and overall reductions in travel, royalties, and trade shows expense categories.

Reseller Commissions:
Reseller commissions increased by 6% to $261,906 in the nine months year to date of fiscal year 2008 from $247,808 in the nine months year to date of fiscal year 2007. The year to date increase in the comparison of the two fiscal years is attributable directly to a slight increase in training subscription revenues generated from sales resources external to the Company.

Depreciation and Amortization:
Depreciation and Amortization decreased to $74,227 in the nine months to date of fiscal year 2008 from $242,330 in the comparable period of fiscal year 2007. The decrease is attributable to an increase in fully depreciated fixed assets and fully amortized intangible assets in the comparison of the fiscal year to date periods ending June 30th.

General and Administrative Expenses:
General and Administrative expenses decreased by 62% to $557,771 in the nine months year to date of fiscal year 2008 from $1,481,540 in the nine months year to date of fiscal year 2007. Labor related expenses decreased by 54% to $304,950 during the nine months to date of fiscal year 2008 from $665,818 in the same year to date period of one year ago. The decrease is attributable to labor efficiencies achieved in the reduction of non-essential administrative staff and non-billable technical staff. Non-labor related administrative expenses decreased by 69% to $252,821 during the nine months to date of fiscal year 2008 from $815,722 in the same year to date period of one year ago. The decrease is primarily attributable to efficiencies achieved via infrastructure cost management at the detail level and changes in the classification of certain indirect expenses.

Income (Loss) from Operations:
Income from Operations increased by $796,715 to $364,954 in the nine months year to date of fiscal year 2008 from $(431,761) in the nine months year to date of fiscal year 2007. The increase is due principally to decreases across the board in operating expenses incurred during the nine months ending June 30, 2008, as compared to the nine months ending June 30, 2007, partially offset by a decrease in the gross profit margin in the comparison of the two reporting periods.

Other Income (Expense):
The decrease in Other Expenses is attributable to the decrease in interest expense in the nine months ending of the current fiscal year resulting from the reduction of operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $26,570 in the quarter ended June 30, 2008, compared to $38,634 in the quarter ended June 30, 2007.

Net Income:
The operation generated Net Income of $225,753 in the nine months ending June 30 of fiscal year 2008 compared to a Net Loss of $309,117 in the nine months ending June 30 of fiscal year 2007. The increase in net income of $534,870, or 14% of revenues, is primarily due to higher training subscription and custom products and services core revenues and the phasing out of low margin ETS revenues, and decreasing operating expenses in all categories during the nine months ending June 30 in the current fiscal year compared to the same period in the previous fiscal year.

Liquidity and Capital Resources
As of June 30, 2008, the Company had cash and cash equivalents of $216,089 as compared to $80,331 at the audit date of September 30, 2007.

Cash flows provided by operating activities amounted to $573,759 in the nine months year to date of fiscal year 2008 compared to $373,008 in the nine months year to date of fiscal year 2007. The main reasons for the increase in cash flows provided by operations is attributable to generated net income, reductions in receivable accounts and contracts, partially offset by reductions in liability accounts.

Cash flows used in investing activities amounted to $132,138 in the nine months year to date of fiscal year 2008 compared to $139,953 in the nine months year to date of fiscal year 2007. The decrease is attributable to increased expenditures for property and equipment offset by decreased expenditures for internal software development.

Cash flows used by financing activities amounted to $305,863 in the nine months year to date of fiscal year 2008 compared to $217,777 in the nine months year to date of fiscal year 2007. The increase is attributable to increased in payments on notes payable, related parties and increases in debt service payments for short and long-term debt and long-term liabilities.

ITEM 3 CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Dated: August 14, 2008	Vivid Learning Systems, Inc.

	By:	/s/ Matthew J. Hammer
Matthew J. Hammer
Chief Executive Officer