Form 10KSB
period 2008-09-30
Vivid Learning Systems, Inc.
filed 2008-12-05
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended September 30, 2008

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

State Issuer’s revenues for its most recent fiscal year: $5,227,236.

The aggregate market value of the Issuer’s common stock held by non-affiliates of the Issuer as of October 7, 2008 (based on the closing sale price of U.S. $0.20 per share of the Issuer’s common stock, as reported on the Over the Counter Bulletin Board on that date) was approximately U.S. $1,740,311 (based on 8,701,554 shares).  Common stock held by each officer and director and by each person known to the Issuer to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Issuer’s common stock outstanding as of October 7, 2008 was 13,372,165.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-KSB
Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

TABLE OF CONTENTS

PART 1

FORWARD-LOOKING STATEMENTS		1

ITEM 1	DESCRIPTION OF BUSINESS	1

ITEM 2	DESCRIPTION OF PROPERTY	8

ITEM 3	LEGAL PROCEEDINGS	8

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
	MATTERS	8

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10

ITEM 7	FINANCIAL STATEMENTS	20

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	20

	ITEM 8A CONTROLS AND PROCEDURES	20

	ITEM 8B OTHER INFORMATION	21

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
	AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF
	THE EXCHANGE ACT	22

ITEM 10	EXECUTIVE COMPENSATION	22

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	22

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE	22

ITEM 13	EXHIBITS	23

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	25

FINANCIALS		F-1 to F-24

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

PART I

ITEM 1 – DESCRIPTION OF BUSINESS

SUMMARY OF CORPORATE HISTORY

Vivid Learning Systems, Inc. (hereinafter “the Company” or “Vivid”), was incorporated in December 2003 in the State of Delaware. Vivid is the sole shareholder of its operating subsidiary Vivid Learning Systems, Inc., a Washington corporation (hereinafter "Vivid WA"). Vivid WA was incorporated in 1995 in the State of Washington under the name of Applied Tecknowledgey, Inc. and in April of 1997 changed its name to Vivid Concepts, Inc. Vivid WA changed its name to Vivid Learning Systems, Inc. in January 2000. Until June 13, 2007, approximately 83% of the outstanding shares of Vivid were held by Nuvotec USA, Inc. Nuvotec USA, Inc. was incorporated in the State of Delaware in August 2004 as a result of the combination of Nuvotec, Inc., a Delaware corporation and Pacific EcoSolutions, Inc., also a Delaware corporation. Nuvotec, Inc. was a Washington corporation formed in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec, Inc. In December 2003 Nuvotec, Inc. exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid. On June 13, 2007, Nuvotec USA, Inc. distributed its shares in the Company to the Nuvotec USA, Inc. shareholders on a pro-rata basis. Said distributed shares were not registered; however, all such shares are now free-trading under Rule 144.

In May 2004 Vivid purchased ImageWorks Media Group, Inc., a media development company that Vivid now operates as a wholly owned subsidiary. Effective October 1, 2005, both Nuvotec USA and Pacific EcoSolutions re-organized in the State of Washington. In June 2007, Nuvotec USA and Pacific EcoSolutions were dissolved.

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

History of Former Parent Company Nuvotec USA, Inc.

Until June 13, 2007, approximately 83% of the outstanding shares of Vivid were held by Nuvotec USA, Inc. Nuvotec USA, Inc. was incorporated in the State of Delaware in August 2004 as a result of the combination of Nuvotec, Inc., a Delaware corporation and Pacific EcoSolutions, Inc., also a Delaware corporation. Nuvotec, Inc. was a Washington corporation formed in 1998 as a result of the merger of Technical Resources International, Inc. and Vivid WA, which both then became subsidiaries of Nuvotec, Inc. In December 2003 Nuvotec, Inc. exchanged its shares in Vivid WA for 8,100,000 shares of the newly formed Vivid. Effective October 1, 2005, both Nuvotec USA and Pacific EcoSolutions re-organized in the State of Washington. In June 2007, Nuvotec USA and Pacific EcoSolutions were dissolved.

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

In 2000, the Company began developing training libraries that could be delivered over the web. The Company changed its pricing model from one time product sales to annual subscriptions. The Company built a large web-enabled OSHA and utility safety library. Additionally, the Company purchased and enhanced a web based learning management system. The Company also established a national marketing presence through a combination of direct sales and marketing, signed on channel sales partners, worked with industry experts and consultants, exhibited at national trade shows, and advertised in national magazines. Through an acquisition of ImageWorks Media Group in 2004, Vivid added high end strategic and interactive development capabilities to its portfolio of online training products and services. The ImageWorks brand today offers a comprehensive suite of marketing, advertising, and custom training programs. The Company now also applies this marketing mix and brand positioning to several vertical markets including Health Care, Food Processing, Science and Technology, Manufacturing, and Mining.

Vivid's Products

Vivid produces, markets, and delivers web-based compliance training programs designed to help companies meet mandated state and federal regulatory requirements.

The goal of these training programs is to increase safety awareness, improve the work environment, and lessen a company's exposure to regulatory fines and potential litigation. These products and services are sold to the following industries: general manufacturing; utility; healthcare; mining; food safety; government; and, education.

Vivid's training libraries focus on helping companies meet the training requirements found in the following regulations: Occupational Health and Safety Act (OSHA); Employment Law/HR Compliance Training based on federal employment laws; The Joint Commission on the Accreditation of Healthcare Organizations (JCAHO); Healthcare Insurance Portability and Accountability Act (HIPAA); Mine Safety and Health Act (MSHA); Electrical Worker Training (EWT 1910.269); Food Safety Training (based on Food & Drug Administration requirements); Forklift Operator Training; Hazardous Waste Operator Training (HAZWOPER); and, U.S. Department of Transportation Training.

The Company has a library of over 300 courseware titles organized and tailored to address general and selected industries and company-specific training requirements. Vivid’s learning products, depending on the needs of the customer or industry, can also be customized and delivered via the world-wide-web through Vivid’s Learning Management System (LMS) software or through the LMS of a third party.

The Company has a self-contained production group which includes instructional designers, programmers, media (design, photography, video animation, and simulation) and technical writers. The company has produced over 300 online lessons and has actively marketed these programs to the commercial workplace since 1999.

ImageWorks’ Products

The ImageWorks brand caters to a diverse commercial and institutional audience and range from marketing communications and sales training to interactive simulations and custom training. Industry focuses include Food processing, Science and Technology, Education, and Healthcare. The ImageWorks brand features core competencies in marketing strategy, web, video, 3D animation, print, and photography.

Training Industry

Corporate training is an $57 billion-a-year industry with the technology based training products market in 2007 at $22.8 billion and growing at a 26% rate according to a 2007 report by Ambient Insight, an industry research and analysis firm. It is estimated that companies in the US spend nearly $3 billion dollars on regulatory training annually with more than $900 million being spent on training materials alone per the U.S. Department of Labor, the American Society for Training and Development, and Richard K. Miller and Associates.

According to the U.S. Department of Labor, companies in the U.S. currently spend between 1.5-2.0% of payroll on training. It is anticipated that the compelling cost savings derived from online vs. traditional training methods will be used to provide more training for the same dollar.

Sales and Marketing

The Company employs both a direct sales strategy and a channel sales strategy concurrently. Vivid sells its products and services directly through an in-house sales team (Vivid employees) and through channel sales partners which include independent resellers, value-added resellers, associations, and consultants. The members of Vivid’s in-house sales team are comprised of Account Executives and Client Support Representatives. The Account Executives have sales and account management responsibilities in different vertical industries and are also responsible for managing channel sales partners that sell into their respective vertical markets. The channel sales partners are compensated on a “success basis” and are paid sales commissions or referral fees based on securing revenue on Vivid’s behalf. Channel sales partners are selected based on their market expertise, distribution capability, and client base.

Through reseller agreements and associations, Vivid’s products and services are marketed nationally, in Canada, and in Northern Europe by more than 1,000 sales professionals from a distribution network of partners including Zee Medical, Inc., Learn.com, SumTotal, and Element K. The Company has also employed industry experts as consultants in key vertical markets to assist in lead generation and content development efforts. The Company's lead generation strategies include trade shows, direct mail, e-mail blasts, newsletters, and print advertising. The Company also plans to set up an international distribution network.

The Company's largest customer is Fluor Hanford, Inc. Fluor Hanford accounted for approximately 13% of revenues in fiscal year 2008, 18% of revenues in fiscal year 2007, and 19% of revenues in fiscal year 2006. The contract with Fluor Hanford, which expired September 30, 2008, was renewed for one year effective October 1, 2008.

Prior to October 1, 2008, Fluor Hanford was the primary management contractor for Project Hanford and had the ultimate responsibility for the Project Hanford Management Contract to provide the U.S. Department of Energy with a prime contractor, principal subcontractors, as well as other subcontractors to manage and integrate a full range of work to support cleanup of the U.S. Department of Energy’s former nuclear production facilities at the Hanford Site in southeastern Washington State. The contract held by Fluor Hanford has been parceled into three new contracts. The contract under which the Company’s work falls has not yet been awarded to the successful offeror due to a protest by the unsuccessful offeror. During this time period, the Company will continue to provide the same services. The Company is a designated subcontractor to the successful offeror. It is anticipated the protest will be resolved by the end of the calendar year. Since 1995, Vivid has been responsible for producing, updating, and delivering the computer and Hanford LAN-based Hanford General Employee Training program to Fluor Hanford contractors and other U.S. Department of Energy contractors on the Hanford site. Vivid maintains and services two local training centers and provides authenticators to proctor the training centers.

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

2. In the healthcare industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; Employment Law; The Joint Commission on the Accreditation of Healthcare Organizations (JCAHO) training; and, Health Insurance Portability and Accountability Act (HIPAA) training. Additionally, Vivid provides bereavement training through a reseller agreement with other content development companies. The primary markets for this training are public and private hospitals and nursing associations.

3. In the utility industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; Electrical Worker Training (EWT) based on CFR 1910.269 standards; and, some employment law and job specific and technical skills training programs. The markets for this training are public and private utilities and utility contractors.

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

6. In the food service industry, Vivid currently markets and delivers the following online training programs to help companies meet applicable federal and/or state regulations: Occupational Health and Safety Administration (OSHA) training; Employment Law; Food Handler and Food Manager Safety training; and, HACCP training based on Food and Drug Administration (FDA) regulations. The markets for this training range from food retail to food service and the food processing industry.

Acquisitions

In fiscal years 2008 and 2007 Vivid made no acquisitions.

Employees

As of September 30, 2008, Vivid had 33 full-time employees and 12 part-time employees. Of those employees, 9 full-time employees are in sales and marketing, 19 full-time employees are in production, 5 full-time employees are administrative, 5 are part-time authenticators (test proctors), and 7 are part-time in production. Vivid plans to add 7 or more additional employees in fiscal year 2009. None of the employees are subject to any collective bargaining agreements.  There is one (1) employment agreement.

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

Competition

The compliance training market is fragmented and highly competitive. We believe at this time no one company has claimed the dominant position in the computer-based compliance training market and that there is not a clear market leader. The competition that currently exists comes from four sectors: a) company in-house training; b) traditional compliance training companies offering instructor led courses; c) traditional compliance training companies producing computer-based training; and, d) higher education (Colleges and Universities). Although we believe we compete favorably, many of our competitors are well-established national companies that have substantially greater financial resources. Currently, we consider our primary competitors to be PureSafety, 360training, Coastal Training Technologies Corp, and Summit Training Source.

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

Regulation

Changes in standards at the local, national, or international levels could have an adverse impact on the market for Vivid’s products and services, as updates are required and resources must be available to perform such updates or the Vivid products could be considered out-dated and not relevant. The computer and Internet training that Vivid develops is focused on helping companies meet mandated state and federal regulations and thus potentially reducing the companies risk exposure to regulatory fines and litigation. Vivid has developed training programs based on the following regulations: Occupational Health and Safety (OSHA); Joint Commission on the Accreditation of Healthcare Organizations (JCAHO); Health Insurance Portability and Accountability Act (HIPAA); employment law/awareness training based on federal employment laws; electrical worker training for utility linemen based on Code of Federal Regulation 1910.269; food safety training based on Food and Drug Administration guidelines; surface miner training based on the Mining Safety and Health Administration regulations (MSHA); and, training to address some of the U.S. Department of Transportation requirements.

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

ITEM 2 – DESCRIPTION OF PROPERTY

Our corporate office is located at 5728 Bedford, Pasco, Washington. Our training center is located at 2345 Stevens Drive, Richland, Washington. Our video production facilities are located at 5710 Bedford, Pasco, Washington.

Up until March 31, 2007, the Company's corporate office was at 723 The Parkway which is a space that the Company's former parent corporation (its largest shareholder) Nuvotec USA, Inc. (“Nuvotec”) leased. The Company did not pay rent for this space (other than management fee allocations which include overhead). Nuvotec leased the 723 Parkway office space from Ferguson Financial Group, which is controlled by Robert Ferguson, who is Vivid's Chairman of the Board of Directors. Nuvotec's lease required monthly payments of $12,865.

The Company leases its training center at 2345 Stevens Drive in Richland, Washington from the Port of Benton, on an annual basis and is responsible for excise tax and maintenance expenses based upon its share of office space occupancy in relation to the total space leased. The Company paid $15,139 and $41,996 for rent, excise tax, and maintenance of this property for the fiscal years ended September 30, 2008 and September 30, 2007, respectively.

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

ITEM 3 – LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us that involve an amount in excess of 10% of the Company's current assets.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year covered by this report except for those items voted upon during the annual shareholders’ meeting held in January, 2008.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Year Ending September 30, 2008	High	Low
September 30, 2008	$0.20	$0.16
June 30, 2008	$0.25	$0.15
March 31, 2008	$0.30	$0.18
December 31, 2007	$0.28	$0.23

Source:  Big Charts

On October 7, 2008 the closing bid price for our common stock was $0.20.

STOCKHOLDERS

As of October 7, 2008, there were approximately 326 stockholders of record of the Company’s common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of September 30, 2008, concerning outstanding options to purchase common stock granted to participants in all of the Company’s equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	581,638	(1)	$0.33	1,734,862
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	581,638		$0.33	1,734,862

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

REPURCHASE OF SECURITIES

Vivid did not repurchase any shares of its common stock during the fiscal year ended September 30, 2008.

ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Vivid revenues decreased approximately 14% over the past year. The decrease in revenues was due to the phase-out of Engineering and Technical Services (“ETS”) contracts. Non-ETS revenues increased by $508,678, or 11%, in the comparison of the fiscal years ending September 30, 2008 and 2007. Also, a 26% increase in Non-ETS custom products and services revenues largely attributable to the efficient and timely completion of increased custom project activity and related revenues generated within this business segment contributed to the growth. Training subscription revenues increased by 3% in the comparison of the two fiscal years due primarily to an increase in new subscription based sales. Vivid’s gross profit decreased from 60% in fiscal year 2007 to 58% of revenues in fiscal year 2008. The decrease is due to overall lower revenue volumes in the Custom Products and Services business segment due to the phase-out of low margin ETS contracts partially offset by increases from indirect cost classifications incurred in the production process.

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

Accounting Methods—The Company’s financial statements are prepared using the accrual method of accounting in compliance with GAAP.

Accounts Receivable—The Company carries accounts receivable at net realizable value. On a periodic basis, the Company evaluates accounts receivable and considers the need for an allowance for doubtful accounts, based on the Company’s past and expected collections, and current credit conditions. Most receivables result from contracted subscriptions and services with large, established customers, including the federal and state governments. As of September 30, 2008 all Company receivables are considered collectible and no valuation allowance is deemed necessary.

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

Reclassifications—Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2008 presentation. The reclassifications have no effect on net assets, net revenues, or net earnings.

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

RESULTS OF OPERATIONS

Our fiscal year ends September 30. Our operating results for the years ended September 30, 2008 and 2007 are presented below.

	Year Ended September 30, 2008	Year Ended September 30, 2007

REVENUES	$5,227,236	$6,056,202

COST OF REVENUES	2,185,991	2,439,497

GROSS PROFIT	3,041,245	3,616,705

EXPENSES
Marketing & related labor expenses	1,275,948	1,401,739
Bad debt expense	14,799	12,426
Reseller commissions	382,897	394,711
Depreciation & amortization	100,315	738,769
Wages and contract labor	382,101	896,969
Other Operating expenses	345,329	1,100,695
TOTAL OPERATING EXPENSES	2,501,389	4,545,309

INCOME (LOSS) FROM OPERATIONS	$539,856	$(928,604)

OTHER INCOME EXPENSE
Gain (loss) on sale of equipment and intangible assets	100	(1,733)
Other income	175	-
Interest income	4,099	1,307
Interest expense	(35,887)	(49,105)
TOTAL OTHER INCOME (EXPENSE)	(31,513)	(49,531)

INCOME (LOSS) BEFORE INCOME TAXES	508,343	(978,135)

INCOME TAX BENEFIT (EXPENSE)	(172,837)	332,566

NET INCOME (LOSS)	$335,506	$(645,569)

BASIC NET INCOME (LOSS) PER SHARE	0.03	(0.05)
DILUTED NET INCOME (LOSS) PER SHARE	0.03	(0.05)

WEIGHED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING:
BASIC	13,372,165	13,261,938
DILUTED	13,372,165	13,261,938

Training Subscriptions and Custom Products and Services

The Company's revenue is derived from two operating segments: 1) Training Subscriptions; and, 2) Custom Products and Services. The revenue, costs, and gross margin for these revenue streams for the two years ending September 30, 2008 and 2007 are as follows.

Training Subscriptions	Sept. 30, 2008 (year ended)	Percent of Revenue	Sept. 30, 2007 (year ended)	Percent of Revenue	Percent Increase (Decrease)
Revenues	3,168,963	100.0%	3,085,747	100.0%	2.7%
Cost of Revenues	902,989	28.5%	672,740	21.8%	34.2%
Gross Profit	2,265,974	71.5%	2,413,007	78.2%	(6.1)%

Custom Products and Services	Sept. 30, 2008 (year ended)	Percent of Revenue	Sept. 30, 2007 (year ended)	Percent of Revenue	Percent Increase (Decrease)
Revenues	2,058,273	100%	2,970,455	100.0%	(30.1)%
Cost of Revenues	1,283,002	62.3%	1,766,757	59.5%	(27.4)%
Gross Profit	775,271	37.7%	1,203,698	40.5%	(35.6)%

Comparison of year ended September 30, 2008 to September 30, 2007

Total Revenues
Total revenues decreased by $828,966, or 14%, to $5,227,236 in 2008 from $6,056,202 in 2007. The decrease was mainly due to the phase-out of Engineering and Technical Services (“ETS”) contracts. Non-ETS revenues increased by $508,678, or 11%, in the comparison of the fiscal years ending September 30, 2008 and 2007. Contributing to the Non-ETS revenue growth was a 26% increase in the Custom Products and Services business segment largely attributable to the efficient and timely completion of increased custom project activity. Training subscription revenues increased by 3% in the comparison of the two fiscal years due primarily to an increase in new subscription based sales. Training Subscription revenues earned are subject to minor amounts of direct production expenses and, therefore, generate high gross margins. Total gross profit as a percentage decreased to 58% for the year ended September 30, 2008 compared to 60% for the year ended September 30, 2007.  The decrease is due to overall lower revenue volumes overall in the Custom Products and Services business segment due to the phase-out of low margin ETS contracts partially offset by increases from indirect cost classifications incurred in the production process.

Training Subscription revenues increased by $83,216, or 3%, to $3,168,963 for the fiscal year ended September 30, 2008 compared to $3,085,747 for the fiscal year ended September 30, 2007. Training Subscriptions accounted for 61% and 51% of total revenues respectively in fiscal year 2008 and fiscal year 2007. The increase in Training Subscription revenues was due to consistency in the rate of retention year over year for subscription renewals and new subscription based sales. The increase in Training Subscription revenues in fiscal year 2008 compared to fiscal year 2007 as a percentage of total revenues is from the elimination of ETS revenues from the revenue base in the fiscal year ended September 30, 2008.

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

Custom Products and Services revenues decreased by $912,182, or 31%, to $2,058,273 for the fiscal year ended September 30, 2008 compared to $2,970,455 for the fiscal year ended September 30, 2007. The large decrease is attributable to the phase-out of low margin ETS contract revenues. Non-ETS Custom Products and Services revenues increased 26% or $425,462 in fiscal year 2008 compared to fiscal year 2007. The increase was mainly due to the efficient and timely completion of increased custom project activity and related revenues generated within this business segment. Additional factors contributing to the increase of revenues within this segment include consistency of sales efforts and cross-selling due to the integration of sales efforts across the Company.

Custom Products and Services accounted for 39% and 49% of total revenues respectively in fiscal year 2008 and fiscal year 2007. The decrease is from the elimination of ETS revenues from the revenue base in the fiscal year ended September 30, 2008.

Cost of Revenues
Cost of revenues decreased by $253,506, or 10%, to $2,185,991 in 2008 from $2,439,497 in 2007 primarily due to the reduction of costs associated with the phase-out of low margin ETS contract revenues. Cost of revenues as a percentage of sales increased to 42% in 2008 from 40% in 2007. The main costs included in cost of revenues are labor related costs, including salaries, payroll taxes, and benefits. Labor related costs include the labor of the Company’s production groups required to build software content and/or complete the tasks required by contracts/services from specific customers/clients.

Training subscription cost of revenues increased by 34% to $902,989 in fiscal year 2008 from $672,740 in fiscal year 2007. This increase is directly related to the increase in revenues within this business segment and classifications for indirect costs incurred in the production process in the comparison of the two fiscal years.

Custom products and services cost of revenues decreased by 27% to $1,283,002 in fiscal year 2008 from $1,766,757 in fiscal year 2007. The decrease is due to overall lower revenue volumes in the Custom Products and Services business segment due to the phase-out of low margin ETS contracts partially offset by increases from indirect cost classifications incurred in the production process.

The effect of the difference in indirect cost classification was to increase cost of revenues by $364,404 in the fiscal year ended September 30, 2008 compared to the fiscal year ended September 30, 2007.

The elements of labor that comprise the Company’s production group include instructional design, programming, media production, and training delivery. Included in costs of revenue also are minor amounts of billable costs, such as supplies or hardware, that are able to be passed directly through to a customer based upon the covenants contained in a specific contract.

Marketing and Related Labor Expenses
Marketing and related labor expenses decreased by $125,791, or 9%, to $1,275,948 in 2008 from $1,401,739 in 2007. The decrease is due to marketing labor efficiencies achieved within the government sector and overall reductions in travel and trade shows expense categories.

Reseller Commissions
Reseller commissions decreased slightly by $11,814, or 3%, to $382,897 in 2008 from $394,711 in 2007. The decrease in the comparison of the two fiscal years is attributable directly to a slight increase in training subscription revenues generated from internal sales resources.

Bad debt expense
Bad debt expense was $14,799, or 0.3% in fiscal year 2008 compared to $12,426 in fiscal year 2007.

Depreciation and Amortization
Depreciation and amortization decreased by $638,454 to $100,315 in 2008 from $738,769 in 2007. The decrease is attributable to an increase in fully depreciated fixed assets and fully amortized intangible assets in the comparison of the two fiscal years. A reduction in the estimated lives of certain intangible assets was made during the previous fiscal year ending September 30, 2007.

General and Administrative Expenses
General and Administrative expenses decreased by 64% to $727,430 in fiscal year 2008 from $1,997,664 in fiscal year 2007. Labor related expenses decreased by 57% to $382,101 during 2008 from $896,969 in 2007. The decrease is attributable to labor efficiencies achieved in the reduction of non-essential administrative staff and non-billable technical staff. Non-labor related administrative expenses decreased by 69% to $345,329 during 2008 from $1,100,695 in 2007. The decrease is primarily attributable to efficiencies achieved via infrastructure cost management at the detail level and changes in the classification of certain indirect expenses.

Income (Loss) from Operations
Income from Operations increased by $1,468,460 to $539,856 in the fiscal year ended September 30, 2008 from $(928,604) in the fiscal year ended September 30, 2007. The increase is due principally to decreases across the board in operating expenses incurred during 2008, especially in the expense categories of administration expenses and depreciation and amortization as compared to 2007.

Other Income (Expense)
The decrease in Other Expenses is attributable to the decrease in interest expense in the current fiscal year resulting from the reduction of operating line of credit debt partially offset by increased term borrowings and equipment financings. Interest expense on debt was $35,877 in the fiscal year ended September 30, 2008 compared to $49,105 in the fiscal year ended September 30, 2007.

Net Income (Loss)
The operation generated Net Income of $335,506, or 6% of revenues, in the fiscal year ended September 30, 2008, compared to a Net Loss of $(645,569) in the fiscal year ended September 30, 2007. The increase in net income of $981,075, or 19% of revenues, is primarily due to higher custom products and services core revenues and the phasing out of low margin ETS revenues, and decreasing operating expenses in all categories during 2008 compared to 2007, partially offset by an increase in income tax expense in the comparison of the two fiscal years.

Trends, Uncertainties or Other Material Impacts upon Revenue
Known trends or uncertainties that may have a material impact upon revenues include: (1) a general market resistance to on-line training; (2) that many industry associations develop free or lower cost training against which we may find it difficult to compete; (3) that our annual subscription revenue model may not be generally accepted by the industry; (4) that we may not readily be able to adapt to wireless training and continue with our competitive advantages; (5) that companies, who may be potential clients, are increasingly deciding to develop and deliver on-line training programs through internal efforts; and, (6) that current external economic conditions may impact the rate of industry growth.

Vivid Learning Systems has an operating history of 13 years. Other than fluctuating revenues from two large clients experienced in 2005 and 2006, the Company has not experienced any infrequent events, transactions or significant economic conditions that materially impact the amount of revenue.

Liquidity and Capital Resources
As of September 30, 2008, the Company had cash and cash equivalents of $132,391 as compared to $80,331 as of September 30, 2007. The Company’s current ratio was 2.89 and 1.24 as of September 30, 2008 and 2007, respectively. Historically, the Company has financed its cash flow requirements through the management of its line of credit, local economic development loans, and cash generated from operations.

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

On September 4, 2007 the Company secured a line of credit note with Bank of the West. The line of credit has a maximum credit facility of $250,000 and an initial annual interest rate of 7.5%. At September 30, 2008 and 2007 outstanding borrowings under this line were $0 and $57,072, respectively.

Net Cash Provided by Operating Activities
Cash flows provided by operating activities amounted to $773,294 in fiscal year 2008 compared to $279,714 in fiscal year 2007. The main reasons for the increase in cash flows provided by operations is attributable to generated net income, reductions in receivable accounts and contracts, partially offset by reductions in liability accounts.

Net Cash Used in Investing Activities
Cash flows used in investing activities amounted to $237,929 in fiscal year 2008 compared to $184,957 in fiscal year 2007. The increase is attributable to increased expenditures related to the acquisition of property and equipment and cost expenditures for software development.

Net Cash Used in Financing Activities
Cash flows used in financing activities amounted to $483,305 in fiscal year 2008 compared to $181,071 in fiscal year 2007. The increase is attributable to increased payments on notes payable, related parties and increases in debt service payments for short and long-term debt and long-term liabilities.

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

On August 31, 2005 Vivid completed negotiations and executed an extension to its Hanford General Employee Training (“HGET”) contract with Fluor Hanford, Vivid's largest customer and a primary management contractor for Project Hanford, a U.S. Department of Energy site. The contract award is for three (3) years, with the first extension year funded and funding for the other two years subject to annual government budgets. Vivid has held the contract for the HGET scope of work since 1995, wherein Vivid is responsible for producing, updating, and delivering the computer and Hanford LAN-based HGET program to Fluor Hanford contractors and other U.S. Department of Energy contractors on the Hanford Site. This contract has been renewed for one year effective October 1, 2008.

Off-Balance Sheet Arrangements
Off-balance sheet items that could have a material current or future effect on the financial statements taken as a whole include the following:

• The Company is a guarantor on a line of credit with Bank of the West. The overall line is $250,000 and is collateralized by the assets of the Company. Receivable coverage of the line is monitored by the bank on an annual basis, which reduces the risk of loan forfeiture.

• Future minimum lease payments total $194,047 for operations in fiscal years 2008-2011 at the 5710 and 5728 Bedford Street, Pasco, WA and the 2345 Stevens Drive, Richland, WA locations.

Material Commitments for Capital Expenditures
There presently exist no material commitments to outside vendors for capital expenditures other than five capital lease obligations recorded on the balance sheet for leasehold improvements at the Bedford street location, the purchase of a telephone system, the purchase of computer workstations, and the purchase of video equipment. As part of the general replacement budget, $150,000 is budgeted for fiscal year 2009 in general purpose replenishment of fully depreciated hardware and software. The anticipated funding source for this budget item will be the cash flows generated by operations.

ITEM 7 – FINANCIAL STATEMENTS

The financial statements and report of independent registered certified public accounting firm are included herein immediately following the signature page to this report.  See Item 13 - Exhibits for a list of the financial statements included.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters in 2008.

ITEM 8A – CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-KSB, an evaluation was carried out by Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Company’s management concluded, as of the end of the period covered by this report, that Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and,

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Company management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, Company management has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal year ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B – OTHER INFORMATION

None.

PART  III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding our directors appears under “Proposal No. 1 – Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”). Information regarding our executive officers appears under “Executive Officers” in our Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information regarding our Audit Committee and our Audit Committee’s financial expert appears under “Audit Committee Report” in our Proxy Statement. These portions of the Proxy Statement are incorporated by reference into this report.

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

ITEM 10 – EXECUTIVE COMPENSATION

Information about compensation of our named executive officers appears under “Executive Compensation” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

 ITEM 13 – EXHIBITS

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

*****Previously filed with the Company’s fiscal year 2005 10-KSB on December 28, 2005.

******Previously filed with the Company’s fiscal year 2006 10-KSB on December 28, 2006.

(b) Vivid filed the following reports on Form 8-K during its fiscal year ended September 30, 2008:

On August 21, 2008, Vivid filed a Form 8-K to announce the resignation of Conrad Suhadolnik as Chief Operating Officer.

On March 24, 2008, Vivid filed a Form 8-K announcing that Robert Ferguson had stepped down as Chairman of the Board and Andrew Thoresen had taken the position.

On January 17, 2008, Vivid filed a Form 8-K announcing the election of directors, appointment of corporate officers, and ratification of the independent public accountants which occurred at the January 16, 2008 annual shareholders meeting.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. of Spokane, Washington for the audit of Vivid's annual financial statements and review of the financial statements included in the Vivid’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $54,625 (approximate – final billing not yet received) and $39,945, respectively.

(2)  Audit Related Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for audit related fees for fiscal years 2008 and 2007 were $2,050 and $4,721 respectively.

(3)  Tax Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for tax related services for fiscal years 2008 and 2007 were $4,511 and $4,304, respectively.

(4)  All Other Fees

The aggregate fees billed for professional services rendered by Williams & Webster, P.S. for other fees for fiscal years 2008 and 2007 were none and none, respectively.

(5)  Audit Committee Policies and Procedures

Vivid does have an Audit Committee. The Audit Committee’s report, as well as its pre-approval policies and procedures appear under “Report of the Audit Committee” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report The Audit Committee and the Board of Directors of Vivid approved all of the services rendered to Vivid by Williams & Webster, P.S. for fiscal years 2008 and 2007.

(6)  Audit Work Attributed to Persons Other than Williams & Webster, P.S.'s Full-time, Permanent Employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIVID LEARNING SYSTEMS, INC.

Date: December 4, 2008	By:	/s/
Name: Matthew J. Hammer Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/	President, Chief Executive Officer	December 4, 2008
Matthew J. Hammer

/s/	Treasurer, Secretary, Chief Financial Officer	December 4, 2008
Robert M. Blodgett

Board of Directors

/s/	Director	December 4, 2008
Robert L. Ferguson

/s/	Director	December 4, 2008
William N. Lampson

/s/	Director	December 4, 2008
Edward C. Reinhart

/s/	Director	December 4, 2008
Diehl R. Rettig

/s/	Chairman	December 4, 2008
Andrew Thoresen

VIVID LEARNING SYSTEMS, INC.
Consolidated Financial Statements and
Report of Independent Registered Certified Public Accounting Firm
September 30, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Vivid Learning Systems, Inc.

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

To the Board of Directors and
Stockholders of Vivid Learning Systems, Inc.
Pasco, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Vivid Learning Systems, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vivid Learning Systems, Inc. as of September 30, 2008 and 2007, and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 2, 2008

Bank of America Financial Center
601 W. Riverside, Suite 1940, Spokane, WA 99201
Phone (509) 838-5111 Fax (509) 838-5114

www.williams-webster.com

Center for Public Company Audit Firms
Private Companies Practice Section
AICPA, WSCPA

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$132,391	$80,331
Accounts and contracts receivable	972,151	1,157,418
Accounts and contracts receivable, Fluor Hanford	24,994	28,822
Prepaid expenses	185,793	120,073
Other current assets	138,214	186,534
TOTAL CURRENT ASSETS	1,453,543	1,573,178

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,583,630	1,518,082
Less: Accumulated depreciation and amortization	(1,247,676)	(1,152,471)
TOTAL PROPERTY, PLANT AND EQUIPMENT	335,954	365,611

OTHER ASSETS
Software, net of amortization	1,229,722	1,328,424
Goodwill	375,000	375,000
Long-term contracts receivable	1,321	85,202
Deferred tax asset	665,596	838,433
TOTAL OTHER ASSETS	2,271,639	2,627,059

TOTAL ASSETS	$4,061,136	$4,565,848

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$120,807	$295,376
Line of credit payable	-	57,072
Accrued contract labor	100,933	221,374
Other current liabilities	46,811	114,667
Unearned revenue	100,518	118,654
Notes payable, related parties	25,000	350,000
Current portion of long-term liabilities	108,341	106,638
TOTAL CURRENT LIABILITIES	502,410	1,263,781

LONG-TERM LIABILITIES
Long-term debt	134,095	182,786
Other long-term liabilities	116,709	170,954
TOTAL LONG-TERM LIABILITIES	250,804	353,740

TOTAL LIABILITIES	753,214	1,617,521

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,372,165 and 13,372,203 shares issued and outstanding, respectively	1,337	1,337
Additional paid-in capital	4,408,564	4,384,475
Accumulated deficit	(1,101,979)	(1,437,485)
TOTAL STOCKHOLDERS' EQUITY	3,307,922	2,948,327

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,061,136	$4,565,848

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 30,	September 30,
	2008	2007

REVENUES
Training subscriptions	$2,614,766	$2,516,291
Training subscriptions, Fluor Hanford	554,197	569,456
Custom products and services	1,950,477	2,463,483
Custom products and services, Fluor Hanford	107,796	506,972
	5,227,236	6,056,202

COST OF REVENUES
Training subscriptions	902,989	672,740
Custom products and services	1,283,002	1,766,757
	2,185,991	2,439,497

GROSS PROFIT	3,041,245	3,616,705

EXPENSES
Marketing and related labor expenses	1,275,948	1,401,739
Bad debt expense	14,799	12,426
Reseller commissions	382,897	394,711
Depreciation and amortization	100,315	738,769
Wages and contract labor	382,101	896,969
Other operating expenses	345,329	1,100,695
TOTAL OPERATING EXPENSES	2,501,389	4,545,309

INCOME (LOSS) FROM OPERATIONS	539,856	(928,604)

OTHER INCOME (EXPENSE)
Gain <loss> on sale of equipment and intangible assets	100	(1,733)
Other miscellaneous income	175	-
Interest income	4,099	1,307
Interest expense	(35,887)	(49,105)
TOTAL OTHER INCOME (EXPENSE)	(31,513)	(49,531)

INCOME (LOSS) BEFORE INCOME TAXES	508,343	(978,135)

INCOME TAX BENEFIT (EXPENSE)	(172,837)	332,566

NET INCOME (LOSS)	$335,506	$(645,569)

BASIC AND DILUTED NET LOSS PER SHARE	$0.03	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	13,372,165	13,261,938

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	Shares	Amount	CAPITAL	DEFICIT	TOTAL

Balance, September 30, 2006	12,030,674	$1,203	$3,673,311	$(791,916)	$2,882,598

Common stock issued in exchange for elimination of inter-company debt	1,341,404	134	670,568	-	670,702

Common stock issued for exercise of options at $0.25 per share	125	-	31	-	31

Options issued as compensation	-	-	40,565	-	40,565

Net Income (Loss) for the year ended September 30, 2007	-	-	-	(645,569)	(645,569)

Balance, September 30, 2007	13,372,203	1,337	4,384,475	(1,437,485)	2,948,327

Options issued as compensation			24,089		24,089

Miscellaneous stock adjustments	(38)				-

Net Income for the year ended September 30, 2008				335,506	335,506

Balance, September 30, 2008	13,372,165	$1,337	$4,408,564	$(1,101,979)	$3,307,922

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 30,	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$335,506	$(645,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,315	738,769
Amortization of capitalized software	266,073	276,351
Bad debt expenses	14,799	12,426
Loss (gain) on sale of assets	(100)	1,733
Changes in deferred tax assets and liabilities	172,837	(332,566)
Options issued for compensation	24,089	40,565
Changes in assets and liabilities:
Accounts and contracts receivable	174,296	(247,493)
Prepaid expenses	(65,720)	24,626
Other current assets	48,320	37,842
Accounts payable	(174,569)	174,137
Accrued payroll and related expenses	(120,441)	(106,343)
Long-term receivable contracts	83,881	159,173
Other current liabilities	(67,856)	47,764
Unearned revenue	(18,136)	98,299
Net cash provided (used) by operating activities	773,294	279,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(70,558)	(53,720)
Acquisition of software	(167,371)	(131,237)
Net cash used by investing activities	(237,929)	(184,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised for common stock	-	31
Payments on notes payable, related party	(325,000)	(164,344)
Payments on long-term debt	(52,120)	(49,274)
Proceeds from line of credit	-	57,072
Payments on line of credit payable	(57,072)	-
Payments on other long-term liabilities	(49,113)	(24,556)
Net cash provided (used) by financing activities	(483,305)	(181,071)

Net increase (decrease) in cash	52,060	(86,314)

Cash at beginning of period	80,331	166,645

Cash at end of period	$132,391	$80,331

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$35,887	$49,105
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for related party debt	$-	$670,702
Acquisition of fixed assets via capital leases	$-	$124,944
Options issued as compensation	$24,089	$40,565

The accompanying notes are an integral part of these financial statements.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – BUSINESS ORGANIZATION

Nature of Operations
The predecessor of Vivid Learning Systems, Inc. was originally incorporated in 1995 in the State of Washington under the name of Vivid Concepts, Inc. and later renamed Vivid Learning Systems, Inc. (“Vivid Washington”). Prior to December 23, 2003, Vivid Washington was a wholly owned subsidiary of Nuvotec, Inc., a technology commercialization corporation based in Washington State. On December 23, 2003, Nuvotec, Inc., exchanged all of its 7,000,000 common stock shares in Vivid Washington for 8,100,000 shares of common stock with a par value of $0.0001 in a newly formed Delaware corporation also named Vivid Learning Systems, Inc. The Delaware company (“Company” or “Vivid Delaware”) serves as the holding company and parent and sole shareholder of the operating entities Vivid Washington and ImageWorks Media Group, Inc. (“ImageWorks”). ImageWorks was acquired by the Company in May, 2004 through a share exchange agreement. An additional 1,987,996 shares of the Company’s common stock was issued in a private placement to approximately seventy individual shareholders at September 30, 2004.

The two wholly owned subsidiaries of the Company, Vivid Washington and ImageWorks develop and provide computer-based training products and customized services, which are marketed nationally. Vivid Delaware and its subsidiaries have a year end of September 30.

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

Accounting Methods
The Company’s financial statements are prepared using the accrual method of accounting in accordance with GAAP.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. At September 30, 2008 and 2007, all Company receivables are considered collectible and no additional valuation allowance is deemed necessary. The Company’s bad debt expense for the years ended September 30, 2008 and 2007 was $14,799 and $12,426, respectively.

The Company does not accrue interest on trade receivables.

Advertising
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $44,909 and $44,453 for the years ended September 30, 2008 and 2007, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. At September 30, 2008 and 2007, the Company did not have any cash equivalents.

Compensated Absences
The Company leases all of its employees from HRnovations, Inc., which was formerly co-owned and managed by a member of Vivid’s board of directors. The Company, whose former primary shareholder was Nuvotec USA, Inc., is part of a multi-employer plan, which is administered by HRnovations, Inc. Leased employees are entitled to paid personal time dependent upon the length of service. Accruals of compensated absences at September 30, 2008 and 2007 of $100,933 and $96,805, respectively, are reflected in the Company’s balance sheets and included in the captioned liability “accrued contract labor.”

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

As of September 30, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share for Vivid includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. A total of 581,638 common stock options have been issued, 382,128 of which are exercisable as of September 30, 2008. All options issued are anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable, and accrued expenses. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008 and 2007.

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

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

The Company secured a line of credit note on September 4, 2007 with Bank of the West. The line has a maximum credit facility of $250,000 and an initial annual interest rate of 7.5%. The rate is a variable rate tied to the bank’s prime rate minus one, and is subject to an annual pricing adjustment. At September 30, 2007 outstanding borrowings under this line are $57,072. The Company offers its assets as collateral as described in an executed commercial security agreement. The line of credit note has been renewed effective September 4, 2008 with no changes to the original terms.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2008 and 2007.

Intangible Assets
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of ImageWorks Media Group. The Company reviews periodically its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2008, no impairment was deemed necessary for the Company’s goodwill.

Intangible assets also include software and related materials, copyrights, trademarks, patent applications and database assets and are amortized over their useful lives. During the year ended September 30, 2007 $448,443 was amortized in intangible assets consisting of a customer list, a covenant not to compete, contracts in place, and technology software pertaining to the acquisition of ImageWorks in May, 2004.

Management Services Provided by Nuvotec
In Vivid’s consolidated statements of income, “Other Operating Expenses” for the year ended September 30, 2007 included $80,982 that represent allocations of central overhead expenses, including legal and contracts, finance (including accounting and reporting, receivables and collection activities, payables and cash management, budgeting, etc.), executive and administrative expenses that were applied to the Vivid operation. The majority of the allocated expenses represented labor related costs applied to the Vivid operation. All identifiable direct costs of administration are booked directly to the Vivid operation. Detailed time charges are accounted for daily by all personnel, including Nuvotec central administrative personnel for the year ended September 30, 2007, with time charged to Vivid tasks. These tasks and costs were analyzed on a recurring basis to adjust the amount of the allocation of central overhead costs to Vivid. There were no such allocations in the year ended September 30, 2008.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the inter-company accounts and transactions. The wholly owned subsidiaries of the Company are Vivid Washington and ImageWorks.

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

Provision for Taxes
The current tax provision represents the federal income tax which the Company would have incurred on a separate, stand-alone basis. The Company received the benefit of losses resulting from the federal income tax returns filed on a consolidated basis by its former majority shareholder, Nuvotec, Inc. for the year ended September 30, 2007. The consolidated tax returns with its subsidiaries are filed on an annual fiscal year basis.

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

Recent Accounting Pronouncements

Stock Based Compensation
In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110), Share Based Payment. This SAB expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. The staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. However, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The guidance in SAB 110 is effective beginning January 1, 2008. The Company uses historical information to estimate the expected term of its stock option grants and, therefore, it does not expect that adoption of SAB 110 will have a material impact on the Company’s financial position, results of operations, or cash flows.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Business Combinations
In December 2007, the FASB issued Financial Accounting Standards Statement No. 141 (Revised 2007) (SFAS 141(R)), Business Combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Additionally, SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;
•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. Accordingly, the Company will be required to record and disclose business combinations following existing U.S. GAAP until April 1, 2009. The Company does not expect that adoption of SFAS 141(R) will have a material effect on its financial position, results of operation, or cash flows.

Accounting for Financial Guarantee Insurance Contracts
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Hierarchy of Generally Accepted Accounting Principles
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared2 by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued Financial Accounting Standards Statement No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. As of September 30, 2008, the Company did not have any minority interests. The adoption of SFAS No. 160 will not impact the Company’s consolidated financial statements.

Fair Value Measurements
During September 2006 the FASB issued Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). FASB 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, expands disclosures about fair value measurements and addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. SFAS 157 does not require any new fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (fiscal year 2009 for the Company). However, on December 14, 2007 the FASB issued a proposed FASB staff position ("FSP") that would amend SFAS 157 to delay its effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually. For items within the scope of the proposed FSP the effective date of SFAS 157 would be delayed to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) and interim periods within those fiscal years. During February 2008 the FASB confirmed and made effective the FSP. Based on the type of assets and liabilities currently held by the Company, management does not believe that the adoption will have a material impact on the financial position or results of operation.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2008 presentation. The reclassifications have no effect on net assets, net revenues, or net earnings.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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
September 30, 2008

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

NOTE 3 – SOFTWARE

Software development costs consist of the following at the dates shown:

	September, 30, 2008	September 30, 2007
Software development costs	$3,754,564	$3,587,193
Accumulated amortization	(2,524,842)	(2,258,769)
	$1,229,722	$1,328,424

The Company amortizes its existing software products over a period of five years. For the years ended September 30, 2008 and 2007, $266,073 and $276,351 of amortization expense were recorded, respectively as a component of cost of revenue.

NOTE 4 – REVENUE AND COST RECOGNITION

The Company’s custom products and services contracts are contracted primarily on a fixed unit rate basis, with underlying hourly billing rates negotiated with the customer. The contract revenues are earned as hours are expended and reimbursable costs are incurred.

Training revenues are recognized at the time of shipment of products or performance of contracted services. Products are shipped FOB shipping point. Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods. At September 30, 2008 and September 30, 2007, no subscription contracts were paid in advance. In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue. Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid. Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

The Company does not offer formal warranties or returns to customers, although the relationship with the customer is considered when evaluating terms pertaining to product returns or warranties. There is no determinable basis for the calculation of an allowance for such returns or warranties.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2008 and September 30, 2007, the current related party payables consisted of $25,000, and $350,000, respectively, of current amounts due to the former owners of ImageWorks.

The former majority stockholder of the Company had been providing financial resources for the Company which were recorded as an inter-company payable as draws were made. The boards of directors of the Company and the former majority owner approved exchanges of a portion of the inter-company payables for equity in the form of common stock of Vivid. During the fiscal year ended September 30, 2007, the Company converted $670,702 in related party short-term debt due to Nuvotec, USA, Inc., into 1,341,404 shares of common stock, respectively, which shares were part of the distribution of Nuvotec USA, Inc. shares effective June 13, 2007.

NOTE 6 – PROFIT-SHARING AND PENSION PLANS

The Company’s 401(k) plan implemented in 1999 covers all employees over the age of 21 with 1,000 hours of service in a 12-month eligibility computation. The Company makes a contribution equal to one-half of the employee’s contribution up to the maximum of 5%. Employees’ contributions may not exceed 18% of their compensation for the plan year (maximum reflects money purchase and 401(k) combined). Company contributions to the 401 (k) plan for the years ended September 30, 2008 and 2007 amounted to $60,885 and $79,251, respectively.

The plan includes a profit sharing component wherein the Company can make discretionary contributions as determined by its board of directors, not to exceed the amount permissible under the Internal Revenue Code. The Company did not make any profit sharing contributions in 2008 or 2007.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 7 – NOTES AND LOANS PAYABLE

The Company’s long-term liabilities at September 30, 2008 and 2007 are as follows:

	2008	2007
Note payable to Benton-Franklin Economic Development District, due in monthly installments of $2,560, payable at 10.5% interest per annum, maturing September 1, 2015, collateralized by Company assets	$149,121	$162,579

Agreement with third party lessor for building improvements due in monthly installments of $1,200, payable at 7.75% interest per annum, due December 1, 2010 with additional five year option which, if not exercised, results in a lump sum payment of $50,000 as payment to fully amortize the leasehold improvements, collateralized by the improvements	80,034	87,899

Note payable, to FoodSafety.com, due in monthly installments of $3,3441, payable at 4.8% per annum, maturing in July, 2009, Uncollateralized	33,663	72,325

Notes payable to related party, uncollateralized	25,000	350,000

Capital lease obligation for phone system, due in monthly installments of $775, payable at 11% interest per annum, due February 28, 2011, collateralized by telephone system	18,975	25,774

Capital lease obligation for purchase of Dell computers, due in monthly installments of $651, payable at 15% interest per annum, due September 28, 2009, collateralized by computers	7,215	13,431

Capital lease obligation for purchase of phone system enhancements, due in monthly installments of $858, payable at 11% per annum, due December 1, 2009, collateralized by phone system	11,977	20,451

Capital lease obligation for purchase of video equipment, due in monthly installments of $2,457, payable at 6.69% per annum, due July 25, 2010, collateralized by video equipment	58,160	77,919
	384,145	810,378
Less: Current portion
Notes payable	108,341	106,638
Notes payable, related party	25,000	350,000
	$250,804	$353,740

Amounts due on long-term liabilities in the succeeding five fiscal years ended September 30 are as follows:

	Notes payable	Notes payable, related party
2009	$108,341	$25,000
2010	$65,887	-
2011	$33,981	-
2012	$31,607	-
2013	$34,914	-

NOTE 8 – CAPITAL STOCK

The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series. The Company’s board of directors is also authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. At September 30, 2008 and 2007, no preferred stock has been issued by the Company.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

The Company has committed and issued 100,000 shares of common stock with a value of $25,000 to the former owners of ImageWorks relating to the acquisition of ImageWorks. (See Note 17.)

NOTE 9 – STOCK–BASED COMPENSATION

During the year ended September 30, 2007, 225,250 options vested which had been issued in 2004 and had a fair value of $36,040. During the year ended September 30, 2008, 34,564 options vested which had been issued in 2004 and had a fair value of $5,743.

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation. As of September 30, 2008 a total of 323,511 of these options had vested and had a fair value of $51,762. During the year ended September 30, 2008, 44,069 options vested which had been issued in 2005 and had a fair value of $7,051. The following assumptions were made in estimating the fair value: risk-free interest is 3%, volatility is 0.3, and expected life is three years.

During the year ended September 30, 2006, additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777. During the year ended September 30, 2007, 10,939 of these options vested and had a fair value of $4,525. During the year ended September 30, 2008, a total of 10,939 of these options vested and had a fair value of $4,525. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%; volatility is 101.36%; expected life is three to five years, and with no effective dividend yield.

During the year ended September 30, 2007, additional options totaling 89,500 were issued and had a fair value of $19,730. During the year ended September 30, 2008, a total of 29,333 of these options vested and had a fair value of $6,770. The assumptions made in estimating the fair value included an annual risk-free interest rate of 4.75%, volatility of 101.11%, expected life of three to five years, and with no effective dividend yield.

During the year ended September 30, 2008, additional options totaling 69,740 were issued and had a fair value of $6,734. During the year ended September 30, 2008, none of these options vested. The assumptions made in estimating the fair value included an annual risk-free interest rate of 4.75%, volatility of 39.32%, expected life of three to five years, and with no effective dividend yield.

The value of the unvested options at September 30, 2008 was $29,636.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	581,638	$0.33	1,734,862

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2006	570,940	$0.33
Granted	89,500	0.29
Exercised	(125)	0.25
Expired or terminated	(144,417)	0.25
Outstanding at September 30, 2007	515,898	$0.34
Options exercisable at September 30, 2007	304,265	$0.33

Outstanding at October 1, 2007	515,898	$0.34
Granted	69,740	0.23
Exercised	-	-
Expired or terminated	(4,000)	0.29
Outstanding at September 30, 2007	581,638	$0.33
Options exercisable at September 30, 2007	382,128	$0.31

Common Stock Warrants
Pursuant to the acquisition of ImageWorks, 200,000 warrants to purchase the Company’s common stock were granted in May 2004 of which zero remain outstanding and have fully expired as of September 30, 2008.

In May 2005, 80,000 warrants were issued and remain outstanding as of September 30, 2007. The warrants have an exercise price of $1.00 and a term of four years. The following assumptions were made in estimating the fair value: risk-free interest is 4.75%, volatility is 0.3 and expected life is 4 years. The value of the unvested warrants at September 30, 2008 was $182.

NOTE 10 – LEASE COMMITMENTS

The Company rented office space on an annual basis from Nuvotec through December 31, 2006 and, thereafter, on a month to month basis and was responsible for excise tax and maintenance expenses based upon its share of office space occupancy in relation to the total office space leased by Nuvotec. On June 13, 2007, the lessor on this space became the Port of Benton. The Company paid $15,139 and $41,996 for rent, excise tax, and maintenance of this property for the years ended September 30, 2008 and 2007, respectively. The lease expires January 31, 2009.

The Company leases office space for ImageWorks from the previous owners of ImageWorks at $7,750 per month. The lease expires April 30, 2009.

The Company leases office space from a third party consisting of a base rent of $5,000 per month with an option for an additional five year term. The lease expires December 31, 2010.

Minimum rental payments over the terms of the leases are as follows for the fiscal years ended September 30:

2009	$119,047
2010	$60,000
2011	$15,000

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 11 – ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks. Most of the funding for these services originates from the Department of Energy/ Federal Government. During the year ended September 30, 2008 and 2007, services provided to these contractors aggregated $1,094,729 and $2,403,542, representing 21% and 40% of total revenue, respectively. At September 30, 2008 and 2007, amounts due from these contractors are included in accounts receivable in the amounts of $144,402 and $355,072, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Fiscal Year September 30, 2008	Fiscal Year September 30, 2007
Revenues—Fluor Hanford	$661,993	$1,079,518
Accounts Receivable Fluor Hanford	$24,994	$28,822

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the years ending September 30, 2008 and 2007, the Company incurred $115,567 and $99,094 in royalty obligations, respectively, which are recorded in marketing expense. At September 30, 2008 and 2007, the Company had outstanding royalty obligations of $15,081 and $0, respectively.

NOTE 13 – PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2008	September 30, 2007

Computers and equipment	$1,278,182	$1,221,404
Furniture and fixtures	182,264	176,191
Leasehold Improvements	123,184	120,487
	1,583,630	1,518,082
Less accumulated depreciation	(1,247,676)	(1,152,471)
Property and equipment, net	$335.954	$365,611

Depreciation expense for the years ended September 30, 2008 and 2007 was $100,315 and $290,326, respectively.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 14 – INCOME TAXES

Significant components of the provision (benefit) for income taxes are as follows:

	September 30, 2008		September 30, 2007
	Amount	Percent	Amount	Percent
Recorded tax provision	$194,140	34	$(412,583)	34
Amortization book to
Tax difference	22,572	nil	38,173	nil
Stock and options effect	8,190	nil	13,792	nil
Other permanent adjustments	(52,065)	nil	28,052	nil
Total current tax expense (benefit)	$172,837	34	$(332,566)	34

The current estimated tax expense, computed at the expected federal statutory rate of 34%, is reported for tax filing purposes as part of the consolidated group.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax assets at September 30, 2008 and 2007 are as follows:

	September 30, 2008	September 30, 2007
Deferred tax asset:
Net operating loss carryforwards	$634,027	$786,361
Temporary difference in
Depreciation methods	23,379	38,173
Stock options	8,190	13,899
Total deferred tax asset	$665,596	$838,433

At September 30, 2008, the Company’s income tax reporting of the consolidated group had federal net operating loss carryforwards for use against future taxable income of approximately $1,800,000, which expire in the years 2025 to 2027. The decrease in the Company’s estimated deferred tax asset from September 30, 2007 to 2008 was approximately $173,000 which was principally due to the Company realizing income from operations.

Effective October 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. In accordance with FIN 48, the company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

We may from time to time be assessed interest or penalties by major tax jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense. Income tax expense for the year ended September 30, 2008 includes no interest and penalties. As of September 30, 2008, we have no accrued interest and penalties related to uncertain tax positions.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve-months ended September 30, 2008, or during the prior year applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

NOTE 15 – SEGMENT INFORMATION

The Company has two operating segments at September 30, 2008: training subscriptions and custom products and services.

Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.

Training subscriptions derives revenues from the sale of computer-based safety training products and services throughout the United States. Custom products and services derive its revenue from custom products and services designed specifically for the end user.

Segment information (after inter-company eliminations) for the years ended September 30, 2008 and 2007 is as follows:

	September 30,	September 30,
	2008	2007
Revenues:
Training subscriptions	$3,168,963	$3,085,747
Custom products and services	2,058,273	2,970,455

Total Revenues	$5,227,236	$6,056,202

Cost of Revenues:
Training subscriptions	$902,989	$672,740
Custom products and services	1,283,002	1,766,757

Total Cost of Revenues	$2,185,991	$2,439,497

Gross Profit:
Training subscriptions	$2,265,974	$2,413,007
Custom products and services	775,271	1,203,698

Total Gross Profit	$3,041,245	$3,616,705

Operating Expenses:
Training subscriptions	$1,402,757	$1,452,405
Custom products and services	350,689	622,459
Corporate	779,456	2,519,976

Total Operating Expenses	$2,532,902	$4,594,840

Income (Loss) before Income Taxes
Training subscriptions	$863,217	$960,602
Custom products and services	424,582	581,239
Corporate	(779,456)	(2,519,976)

Total Income (Loss) before Income Taxes	$508,343	$(978,135)

VIVID LEARNING SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

	September 30,	September 30,
	2008	2007
Identifiable assets:
Training subscriptions	$1,229,722	$1,328,424
Custom products and services	482,933	490,559
Corporate	2,348,481	2,746,865
Total Identifiable Assets	$4,061,136	$4,565,848

Depreciation and amortization:
Training subscriptions	$266,073	$276,351
Custom products and services	48,411	216,457
Corporate	51,904	522,312
Total Depreciation and Amortization	$366,388	$1,015,120

NOTE 16 – ACQUISTION

Effective October 1, 2006, Vivid Learning Systems, Inc. entered into an asset purchase agreement with its parent, Nuvotec USA, Inc. (“seller”). Pursuant to the agreement, the Company purchased from the seller the assets of the Engineering and Technical Services (“ETS”) business line of the seller. The business line has historically performed at a revenue neutral operational level. In satisfaction of the purchase price, Vivid Learning Systems, Inc. assumed all outstanding liabilities of ETS and recorded an inter-company related party liability of $85,970, which was deemed to be equal to the fair market value of this business enterprise.

NOTE 17—SUBSEQUENT EVENT

On May 1, 2004, the Company acquired ImageWorks Digital Media Group, Inc. (ImageWorks) through a share exchange agreement with the former owners. The Company issued as part of the original acquisition 100,000 shares of the Company’s common stock to the former owners of ImageWorks. The share exchange agreement provided that if said shares did not achieve a certain public market value as of May 24, 2008, the former owners would have the option to request a buyback of the shares from the Company. At the request of the former owners the share certificates were returned to the Company on October 24, 2008 as treasury stock in exchange for full payment of the buyback amount.