Form 10KSB/A
period 2008-09-30
Vivid Learning Systems, Inc.
filed 2008-12-30
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

Vivid Learning Systems, Inc. [“Vivid”] filed an Annual Report on Form 10-KSB on December 5, 2008.  Vivid is amending the Form 10-KSB in order to incorporate the SOX 302 and 906 certifications which were inadvertently omitted from the original filing.  This amendment does not modify or update the information previously provided.

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