Form 10-Q
period 2008-12-31
Vivid Learning Systems, Inc.
filed 2009-02-13
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	13,272,165
(Class)	Outstanding as of February 12, 2009

VIVID LEARNING SYSTEMS, INC.
INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Consolidated Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008	3

	Consolidated Statements of Income for the three months ended December 31, 2008 and December 31, 2007 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and December 31, 2007 (unaudited)	5

	Condensed Notes to Unaudited Consolidated Financial Statements	6

Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4T	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	*

Item 1A	Risk Factors	*

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3	Defaults Upon Senior Securities	*

Item 4	Submission of Matters to a Vote of Security Holders	*

Item 5	Other Information	*

Item 6	Exhibits	19

SIGNATURES		20

*  No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION / ITEM 1 – FINANCIAL STATEMENTS

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	September 30,
	(unaudited)	2008
ASSETS

CURRENT ASSETS
Cash	$457,896	$132,391
Accounts and contracts receivable	1,276,066	972,151
Accounts and contracts receivable, Fluor Hanford	970	24,994
Prepaid expenses	214,142	185,793
Other current assets	165,262	138,214
TOTAL CURRENT ASSETS	2,114,336	1,453,543

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,604,379	1,583,630
Less: Accumulated depreciation	(1,275,577)	(1,247,676)
TOTAL PROPERTY, PLANT AND EQUIPMENT	328,802	335,954

OTHER ASSETS
Software, net of amortization	1,253,517	1,229,722
Goodwill	375,000	375,000
Long-term contracts receivable	-	1,321
Deferred tax asset	551,118	665,596
TOTAL OTHER ASSETS	2,179,635	2,271,639

TOTAL ASSETS	$4,622,773	$4,061,136

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$122,623	$120,807
Accrued contract labor	110,060	100,933
Other current liabilities	74,841	46,811
Unearned revenue	228,950	100,518
Notes payable, related parties	-	25,000
Current portion of long-term liabilities	208,881	108,341
TOTAL CURRENT LIABILITIES	745,355	502,410

LONG-TERM LIABILITIES
Long-term debt	269,132	134,095
Other long-term liabilities	103,138	116,709
TOTAL LONG-TERM LIABILITIES	372,270	250,804

TOTAL LIABILITIES	1,117,625	753,214

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized, 13,272,165 and 13,372,203 shares issued and outstanding, respectively	1,337	1,337
Additional paid-in capital	4,383,564	4,408,564
Accumulated deficit	(879,753)	(1,101,979)
TOTAL STOCKHOLDERS' EQUITY	3,505,148	3,307,922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,622,773	$4,061,136

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(unaudited)	(unaudited)
REVENUES
Training subscriptions	$886,738	$751,508
Training subscriptions, Fluor Hanford	139,709	138,332
Custom products and services	664,492	397,487
Custom products and services, Fluor Hanford	5,371	17,057
	1,696,310	1,304,384

COST OF REVENUES
Training subscriptions	210,637	252,429
Custom products and services	431,214	295,449
	641,851	547,878

GROSS PROFIT	1,054,459	756,506

EXPENSES
Marketing and related labor expenses	319,839	265,023
Bad debt expense	-	2,038
Reseller commissions	121,630	44,502
Depreciation and amortization	27,901	24,780
Wages and contract labor	105,387	114,981
Other operating expenses	134,495	102,284
TOTAL OPERATING EXPENSES	709,252	553,608

INCOME (LOSS) FROM OPERATIONS	345,207	202,898

OTHER INCOME (EXPENSE)
Interest income	286	807
Interest expense	(8,789)	(6,289)
TOTAL OTHER INCOME (EXPENSE)	(8,503)	(5,482)

INCOME BEFORE INCOME TAXES	336,704	197,416

INCOME TAX EXPENSE	114,478	67,096

NET INCOME	$222,226	$130,320

BASIC NET INCOME PER COMMON SHARE	$0.02	$0.01
DILUTED NET INCOME PER COMMON SHARE	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	13,297,440	13,372,165
DILUTED	13,297,440	13,372,165

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$222,226	$130,320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,901	24,780
Amortization of capitalized software	68,424	68,424
Bad debt expense	-	2,038
Options issued for compensation	-	5,743
Changes in assets and liabilities:
Accounts and contracts receivable	(279,891)	318,959
Prepaid expenses	(28,349)	(39,927)
Other current assets	(27,048)	(173,217)
Deferred tax asset	114,478	67,096
Accounts payable	1,816	(121,172)
Accrued contract labor and related expenses	9,127	(92,592)
Long-term receivable contracts	1,321	40,229
Other current liabilities	28,030	(16,192)
Unearned revenue	128,432	(42,702)
Net cash provided by operating activities	266,467	171,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(20,749)	(12,399)
Acquisition of software	(92,220)	(20,695)
Net cash used by investing activities	(112,969)	(33,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, related party	(25,000)	-
Treasury Stock	(25,000)	-
Payments on line of credit payable	-	(57,072)
Proceeds from term loan	250,000	-
Payments on long-term debt	(13,581)	(12,744)
Payments on long-term liabilities	(14,412)	(5,741)
Net cash provided (used) by financing activities	172,007	(75,557)

Net increase (decrease) in cash	325,505	63,136

Cash at beginning of period	132,391	80,331

Cash at end of period	$457,896	$143,467

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,789	6,289
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Options issued as compensation	$-	$5,743

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2008 included in the Company’s annual report on Form 10-KSB/A which was filed with the SEC on December 30, 2008.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.  For further information, refer to the Company’s consolidated audited financial statements at September 30, 2008 and footnotes thereto.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share for Vivid includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.

Fair Value Measurement
On April 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities measured at fair value on a recurring basis.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

There were no money market accounts or investments in equity securities requiring disclosure by level within the fair value of Company assets and liabilities measured and reported on the Consolidated Balance Sheet as of December 31, 2008 at fair value on a recurring basis.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

On December 14, 2007 the FASB issued a proposed FASB staff position ("FSP") that would amend SFAS 157 to delay its effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually.  For items within the scope of the proposed FSP the effective date of SFAS 157 would be delayed to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) and interim periods within those fiscal years. During February 2008, the FASB confirmed and made effective the FSP.  The Company has chosen not to implement SFAS 157 for non-financial assets and non-financial liabilities at this time.

Provision for Taxes
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

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal year 2009 presentation.  The reclassifications have no effect on net assets, net revenues, or net earnings.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Software development costs consist of the following at the dates shown:

	December 31, 2008	September 30, 2008
Software development costs	$3,846,783	$3,754,564
Accumulated amortization	(2,593,266)	(2,524,842)
	$1,253,517	$1,229,722

The amount of software costs written down to net realizable value was zero during the three months ended December 31, 2008 and 2007, respectively.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Training revenues are recognized at the time of shipment of products or performance of contracted services.  Products are shipped FOB shipping point.  Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods.  At December 31, 2008 no subscription contracts were paid in advance.  In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue.  Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid Washington.  Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 3 – RELATED PARTY TRANSACTIONS

At December 31, 2008 and September 30, 2008, the current related party payables consisted of $0 and $25,000, respectively, of current amounts due to the former owners of ImageWorks.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has authorized 5,000,000 shares of $0.0001 par value preferred stock, which may be issued in one or more series.  The Company’s Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any series of preferred stock.  At December 31 and September 30, 2008, no preferred stock has been issued by the Company.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Options issued in 2004 and 2005 were originally valued at approximately $0.16 per option using the Black-Scholes Option Price Calculation.  As of September 30, 2008 a total of 323,511 of these options had vested and had a fair value of $51,762.  During the year ended September 30, 2008, 44,069 options vested which had been issued in 2005 and had a fair value of $7,051.  The following assumptions were made in estimating the fair value:  risk-free interest is 3%, volatility is 0.3, and expected life is seven years.

During the year ended September 30, 2006, additional options totaling 153,606 were issued of which 65,939 vested and had a fair value of $32,777.  During the year ended September 30, 2007, 10,939 of these options vested and had a fair value of $4,525.  During the year ended September 30, 2008, a total of 10,939 of these options vested and had a fair value of $4,525. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating the fair value:  risk-free interest is 4.75%; volatility is 101.36%; expected life is three to six years, and with no effective dividend yield.

During the year ended September 30, 2007, additional options totaling 89,500 were issued and had a fair value of $19,730.  During the year ended September 30, 2008, a total of 29,333 of these options vested and had a fair value of $6,770.  The assumptions made in estimating the fair value included an annual risk-free interest rate of 4.75%, volatility of 101.11%, expected life of six years, and with no effective dividend yield.

During the year ended September 30, 2008, additional options totaling 69,740 were issued and had a fair value of $6,734.  During the year ended September 30, 2008, none of these options vested.  The assumptions made in estimating the fair value included an annual risk-free interest rate of 4.75%, volatility of 39.32%, expected life of six years, and with no effective dividend yield.

None of the issued options expired or vested during the three months ended December 31, 2008.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	581,638	$0.33	1,734,862

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2006	570,940	$0.33
Granted	89,500	0.29
Exercised	(125)	0.25
Expired or terminated	(144,417)	0.25
Outstanding at September 30, 2007	515,898	$0.34
Options exercisable at September 30, 2007	304,265	$0.33

Outstanding at October 1, 2007	515,898	$0.34
Granted	69,740	0.23
Exercised	-	-
Expired or terminated	(4,000)	0.29
Outstanding at September 30, 2008	581,638	$0.33
Options exercisable at September 30, 2008	382,128	$0.31

Outstanding at October 1, 2008	581,638	$0.33
Granted	-	-
Exercised	-	-
Expired or terminated	-	-
Outstanding at December 31, 2008	581,638	$0.33
Options exercisable at December 31, 2008	382,128	$0.31

NOTE 6 – ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks.  Most of the funding for these services originates from the Department of Energy / Federal Government.  During the three months ended December 31, 2008 and 2007, services provided to these contractors aggregated $224,444 and $213,084, representing 13% and 16% of total revenue, respectively.

At December 31, 2008 and 2007, amounts due from these contractors are included in accounts receivable in the amounts of $37,085 and $44,349, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Three Months Ending
	December 31,
	2008	2007
Revenues—Fluor Hanford	$145,079	$155,389
Accounts Receivable Fluor Hanford	$970	$5,276
Revenues—Key Technology	$288,613	$-
Accounts Receivable Key Technology	$116,409	$-

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the three months ending December 31, 2008 and 2007, the Company incurred $20,283 and $10,490 in royalty obligations, respectively, which are recorded in marketing expense.  At December 31, 2008 and 2007, there were no incurred royalty obligations to be accrued and recorded in other current liabilities on the balance sheet.

NOTE 8 – BANK FINANCING

The Company secured a line of credit facility on December 22, 2008 with Wells Fargo Bank, N.A.  The line has a maximum credit facility of $250,000 and an initial annual interest rate of 4.25%.  The rate is a variable rate tied to the bank’s prime rate plus one, and is subject to an annual pricing adjustment.  The availability period is subject to renewal on January 10, 2010.  The previous line of credit facility with Bank of the West has been paid in full and is no longer in effect.  The Company offers its assets as collateral as described in an executed commercial security agreement.

The Company secured a $250,000 promissory note on December 22, 2008 with Wells Fargo Bank, N.A.  The term of the note is two years payable monthly at $11,079 starting February 10, 2009 including annual interest of 5.9%. The final payment on the note is January 10, 2011.  The Company offers its assets as collateral as described in an executed commercial security agreement.

NOTE 9 – SEGMENT INFORMATION

The Company has two operating segments at December 31, 2008: training subscriptions and custom products and services.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Segment information (after inter-company eliminations) for the three months ended
December 31, 2008 and 2007 is as follows:
	December 31,	December 31,
	2008	2007
Revenues:
Training subscriptions	$1,026,447	$889,840
Custom products and services	669,863	414,544
Total Revenues	$1,696,310	$1,304,384

Cost of Revenues:
Training subscriptions	$210,637	$252,429
Custom products and services	431,214	295,449
Total Cost of Revenues	$641,851	$547,878

Gross Profit:
Training subscriptions	$815,810	$637,411
Custom products and services	238,649	119,095
Total Gross Profit	$1,054,459	$756,506

Operating Expenses:
Training subscriptions	$367,502	$259,666
Custom products and services	91,876	64,917
Corporate	258,377	234,507
Total Operating Expenses	$717,755	$559,090

Income (Loss) before Income Taxes
Training subscriptions	$448,308	$377,745
Custom products and services	146,773	54,178
Corporate	(258,377)	(234,507)
Total Income (Loss) before Income Taxes	$336,704	$197,416

	December 31,	December 31,
	2008	2007
Identifiable assets:
Training subscriptions	$1,253,517	$1,280,695
Custom products and services	423,196	322,347
Corporate	2,946,060	2,750,655
Total Identifiable Assets	$4,622,773	$4,353,697

Depreciation and amortization:
Training subscriptions	$68,424	$68,424
Custom products and services	9,406	7,538
Corporate	18,495	17,242
Total Depreciation and Amortization	$96,325	$93,204

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 10 – INCOME TAXES

During the three months ended December 31, 2008, the Company realized a profit before income taxes of $336,704.  As a result, the Company has recognized $114,478 of federal income tax expense, calculated at a rate of approximately 34%, and a decrease in its deferred tax asset for this same amount.   The Company’s deferred tax asset at December 31, 2008 principally consists of the prospective income tax benefit (at 34%) of net operating losses in 2005, 2006, and 2007.

NOTE 11 – SUBSEQUENT EVENT

The Company formerly leased all of its employees, via a professional employer organization (PEO) from HRnovations, Inc., which was formerly co-owned and managed by a member of Vivid’s Board of Directors.  HRnovations, Inc. provided payroll processing services and benefits administration for the Company.  The Company was also part of a multi-employer 401K plan, which was administered by HRnovations, Inc.

Effective January 1, 2009, the Company no longer utilizes a PEO for leased employee services, and employs its own contractors to assist in the processing of payroll and administration of benefits for its employees.  The Company also sponsors its own 401K plan, which utilizes the same investment advisor, Benefits Acceptance Corporation of Bellevue, Washington.  Effective January 1, 2009, plan assets were transferred to the Company plan with the identical features and services of the previous plan.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2007

Revenues
Overall revenues increased 30% to $1,696,310 in the first quarter of fiscal year 2009 from $1,304,384 in the first quarter of fiscal year 2008. The increase was due to the acquisition of substantial new contracts within the Custom Products and Services segment combined with increasing revenue volume within the Training Subscriptions segment in the fiscal quarter ending December 31, 2008 compared to the fiscal quarter ending December 31, 2007.

Training subscription revenues increased by 15% to $1,026,447 in the first quarter of fiscal year 2009 from $889,840 in the first quarter of fiscal year 2008 due to the addition of new subscription customers and consistent year over year subscription renewals.

Custom Products and Services revenues increased by 62% to $669,863 during the first quarter of fiscal year 2009 from $414,544 during the first quarter of fiscal year 2008.  The large increase is attributable to the acquisition of large new custom contracts combined with the timely completion of custom projects and related revenues generated within this business segment.

Operating Expenses

Cost of Revenues:
Overall, cost of revenues increased to $641,851 in the first quarter of fiscal year 2009 from $547,878 in the first quarter of fiscal year 2008.  The increase is due to increasing revenue volumes in both business segments in the quarter ending December 31, 2008 compared to the quarter ending December 31, 2007.  The gross profit margin achieved on total revenues increased to 62% from 58% in comparing the first quarter of fiscal year 2009 to the first quarter of fiscal year 2008.  The increase reflects a higher incremental gross profit realized on increasing revenue volumes which provide excess cost coverage.

Training subscription cost of revenues decreased by 17% to $210,637 in the first quarter of fiscal year 2009 from $252,429 in the first quarter of fiscal year 2008.  This decrease is attributable to efficiencies realized in production management of direct costs and similar levels of fixed indirect costs within this business segment in the quarter ending December 31, 2008 compared to the quarter ending December 31, 2007.

Custom products and services cost of revenues increased by 46% to $431,214 in the first quarter of fiscal year 2009 from $295,449 in the first quarter of fiscal year 2008.  The increase is due to significantly higher revenue volumes and related direct costs from new custom contracts in the Custom Products and Services business segment in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.

Marketing and Related Labor Expenses:
Marketing and related labor expenses increased by 21% to $319,839 in the first quarter of fiscal year 2009 from $265,023 in the first quarter of fiscal year 2008.  The reasons for the increase are due to increased marketing labor costs related to higher revenues and royalty fees on revenue generated from third party content.

Reseller Commissions:
Reseller commissions increased to $121,630 in the first quarter of fiscal year 2009 from $44,502 in the first quarter of fiscal year 2008.  The increase is attributable directly to the timing of training subscription revenues generated from external sales resources during the fiscal quarter as compared to the same quarter in the previous fiscal year.

Depreciation and Amortization:
Depreciation and Amortization increased to $27,901 in the first quarter of fiscal year 2009 compared to $24,780 in the first quarter of fiscal year 2008.  The increase in depreciation is attributable to an increase in fixed assets purchased in the comparison of the two fiscal quarters.

General and Administrative Expenses:
General and Administrative expenses increased by 10% to $239,882 in the first quarter of fiscal year 2009 from $217,265 in the first quarter of fiscal year 2008.  Labor related expenses decreased by 8% to $105,387 during the fiscal quarter from $114,981 in the same fiscal quarter of one year ago.  The decrease is attributable to labor cost efficiencies and reductions within administrative staff.  Non-labor related administrative expenses increased by 31% to $134,495 during the fiscal quarter from $102,284 in the same fiscal quarter of one year ago.  The increase is primarily attributable to office related expenses.

Income from Operations:
Income from Operations increased by $142,309 to $345,207 in the first quarter of fiscal year 2009 from $202,898 in the first quarter of fiscal year 2008.  The increase is due principally to an increase in the gross profit margin partially offset by increases in operating expenses incurred during the quarter ending December 31, 2008 as compared to the quarter ending December 31, 2007.

Other Income (Expense):
The increase in Other Expenses is attributable to a slight increase in interest expense in the first quarter of the current fiscal year resulting from the increase in capital equipment financing.  Interest expense on debt was $8,789 in the quarter ended December 31, 2008 compared to $6,289 in the quarter ended December 31, 2007.

Net Income
The operation generated Net Income of $222,226 in the first quarter of fiscal year 2009 compared to $130,320 in the first quarter of fiscal year 2008. The increase in net income of $91,906 is due to higher Training Subscription and Custom Products and Services revenues partially offset by increases in operating and income tax expenses during the first fiscal quarter in the current year compared to the same period in the previous year.

Seasonality and Other Factors Affecting Quarterly Results
We expect quarterly fluctuations in operating results due to many factors including acquisitions and roll-out of new product offerings. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources
As of December 31, 2008 the Company had cash of $457,896 compared to $132,391 as of December 31, 2007.  The Company’s current ratio is 2.84 as of December 31, 2008 compared to 2.89 at the audit date of September 30, 2008.

Cash flows provided by operating activities amounted to $266,467 in the first quarter of fiscal year 2009 compared to cash flows provided by operating activities of $171,787 in the first quarter of fiscal year 2008.  The increase is attributable to net income generated by the operation.

Cash flows used in investing activities amounted to $112,969 in the first quarter of fiscal year 2009 compared to $33,094 in the first quarter of fiscal year 2008.  The increase is attributable to increased cost expenditures for software development and acquisitions of property and equipment.

Cash flows provided by financing activities amounted to $172,007 in the first quarter of fiscal year 2009 compared to cash flows used in financing activities of $75,557 in the first quarter of fiscal year 2008.  The increase in cash flows provided by financing activities is attributable to proceeds from term loan financing partially offset by payment requirements for notes payable related party indebtedness and by debt service payments for long-term liabilities.

ITEM 4T – CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the three month period ended December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	302 Certification of Matthew J. Hammer, Chief Executive Officer

31.2	302 Certification of Robert M. Blodgett, Chief Financial Officer

32.1	906 Certification of Matthew J. Hammer, Chief Executive Officer

32.2	906 Certification of Robert M. Blodgett, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2009	Vivid Learning Systems, Inc.

	By:	/s/ Matthew J. Hammer
Matthew J. Hammer
Chief Executive Officer

(Principal Executive Officer and duly authorized to sign on behalf of the Registrant)