Form 10-Q
period 2009-03-31
Vivid Learning Systems, Inc.
filed 2009-05-13
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
For the transition period from ___________ to ___________

Commission File Number: 333-116255

VIVID LEARNING SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1694268 (I.R.S. Employer Identification No.)

5728 Bedford Street
Pasco, WA  99301
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	13,272,165
(Class)	Outstanding as of May 12, 2009

VIVID LEARNING SYSTEMS, INC.
INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008	4

	Consolidated Statements of Income for the three months and six months ended March 31, 2009 and March 31, 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and March 31, 2008 (unaudited)	6

	Condensed Notes to Unaudited Consolidated Financial Statements	7

Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	*

Item 4T	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	*

Item 1A	Risk Factors	*

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3	Defaults Upon Senior Securities	*

Item 4	Submission of Matters to a Vote of Security Holders	*

Item 5	Other Information	*

Item 6	Exhibits	22

SIGNATURES		22

*  No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION / ITEM 1 – FINANCIAL STATEMENTS

VIVID LEARNING SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$689,340	$132,391
Accounts and contracts receivable	999,714	972,151
Accounts and contracts receivable, Fluor Hanford	8,700	24,994
Prepaid expenses	138,864	185,793
Other current assets	192,145	138,214
TOTAL CURRENT ASSETS	2,028,763	1,453,543

PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,716,354	1,583,630
Less: Accumulated depreciation	(1,309,191)	(1,247,676)
TOTAL PROPERTY, PLANT AND EQUIPMENT	407,163	335,954

OTHER ASSETS
Software, net of amortization	1,281,684	1,229,722
Goodwill	375,000	375,000
Long-term contracts receivable	-	1,321
Deferred tax asset	515,243	665,596
TOTAL OTHER ASSETS	2,171,927	2,271,639

TOTAL ASSETS	$4,607,853	$4,061,136

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$110,149	$120,807
Line of credit payable	-	-
Accrued labor	194,484	100,933
Other current liabilities	79,664	46,811
Unearned revenue	93,274	100,518
Notes payable, related parties	-	25,000
Current portion of long-term liabilities	207,342	108,341
TOTAL CURRENT LIABILITIES	684,913	502,410

LONG-TERM LIABILITIES
Long-term debt	234,051	134,095
Other long-term liabilities	91,052	116,709
TOTAL LONG-TERM LIABILITIES	325,103	250,804

TOTAL LIABILITIES	1,010,016	753,214

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value and $0.0001, par value, respectively 200,000,000 shares authorized, 13,272,165 and 13,372,203 shares issued and outstanding, respectively	1,327	1,337
Additional paid-in capital	4,406,637	4,408,564
Accumulated deficit	(810,127)	(1,101,979)
TOTAL STOCKHOLDERS' EQUITY	3,597,837	3,307,922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,607,853	$4,061,136

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Training subscriptions	$704,037	$773,502	$1,590,776	$1,525,010
Training subscriptions, Fluor Hanford	141,039	138,052	280,748	276,384
Custom products and services	622,113	401,542	1,282,903	799,029
Custom products and services, Fluor Hanford	14,529	19,572	23,601	36,629
	1,481,718	1,332,668	3,178,028	2,637,052

COST OF REVENUES
Training subscriptions	237,671	233,425	448,308	485,856
Custom products and services	349,235	316,252	780,449	611,701
	586,906	549,677	1,228,757	1,097,557

GROSS PROFIT	894,812	782,991	1,949,271	1,539,495

EXPENSES
Marketing and related labor expenses	322,035	358,116	641,876	623,138
Bad debt expense	-	-	-	2,038
Reseller commissions	159,870	140,584	281,500	185,086
Depreciation and amortization	33,613	24,410	61,514	49,190
Wages and contract labor	114,470	100,291	219,857	215,271
Other operating expenses	145,154	60,936	279,648	163,223
TOTAL OPERATING EXPENSES	775,142	684,337	1,484,395	1,237,946

INCOME FROM OPERATIONS	119,670	98,654	464,876	301,549

OTHER INCOME (EXPENSE)
Gain on sale of equipment and intangible assets	-	100		100
Interest income	75	1,348	361	2,155
Interest expense	(14,244)	(10,685)	(23,032)	(16,974)
TOTAL OTHER INCOME (EXPENSE)	(14,169)	(9,237)	(22,671)	(14,719)

INCOME BEFORE INCOME TAXES	105,501	89,417	442,205	286,830

INCOME TAX EXPENSE	35,875	30,637	150,353	97,730

NET INCOME	$69,626	$58,780	$291,852	$189,100

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$-	$0.02	$0.01

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF SHARES	13,272,165	13,372,165	13,284,872	13,372,165

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$291,852	$189,100
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,514	49,190
Amortization of capitalized software	138,917	135,220
Bad debt expense	-	2,038
Options issued for compensation	23,064	10,268
Changes in assets and liabilities:
Accounts and contracts receivable	(11,269)	303,309
Prepaid expenses	46,929	(87,925)
Other current assets	(53,931)	88,416
Deferred tax asset	150,353	97,732
Accounts payable	(10,658)	(136,892)
Accrued contract labor and related expenses	93,551	(124,857)
Long-term receivable contracts	1,321	85,202
Other current liabilities	32,853	(64,668)
Unearned revenue	(7,244)	(60,064)
Net cash provided by operating activities	757,252	486,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(132,724)	(32,499)
Acquisition of software	(190,879)	(44,950)
Net cash used by investing activities	(323,603)	(77,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, related party	(25,000)	(75,000)
Treasury stock	(25,000)	-
Payments on line of credit payable	-	(57,072)
Proceeds from term loan	250,000	-
Payments on long-term debt	(46,757)	(25,693)
Payments on long-term liabilities	(29,943)	(21,242)
Net cash provided (used) by financing activities	123,300	(179,007)

Net increase (decrease) in cash	556,949	229,613

Cash at beginning of period	132,391	80,331

Cash at end of period	$689,340	$309,944

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14,244	$28,196
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Options issued as compensation	$23,064	$10,268

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – BUSINESS ORGANIZATION

Nature of Operations
Vivid Learning Systems, Inc. (hereinafter “Vivid Washington”) was incorporated in 1995 in the State of Washington under the name of Applied Tecknowledgey, Inc. and then later known as Vivid Concepts, Inc.  Prior to December 23, 2003, Vivid Washington was a wholly owned subsidiary of Nuvotec, Inc., a technology commercialization corporation based in Washington State.  On December 23, 2003, Nuvotec, Inc. exchanged all of its 7,000,000 common stock shares in Vivid Washington for 8,100,000 shares of common stock with a par value of $0.0001 in a newly formed Delaware corporation also named Vivid Learning Systems, Inc.  The Delaware Company served as the holding company and parent and sole shareholder of the operating entity Vivid Washington.  An additional 1,987,996 shares of the Company’s common stock was issued in a private placement to approximately seventy individual shareholders at September 30, 2004.  Effective February 11, 2009 Vivid Delaware was merged into Vivid Washington which became the parent and sole shareholder of ImageWorks Media Group, Inc.

Vivid Washington develops and provides computer-based training products and services, which are marketed nationally.  Vivid Washington (the “Company”) and its subsidiary, ImageWorks Digital Media, Inc., have a year end of September 30.

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2008 included in the Company’s annual report on Form 10-KSB/A which was filed with the SEC on December 30, 2008.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included.  Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.  For further information, refer to the Company’s consolidated audited financial statements at September 30, 2008 and footnotes thereto.

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
March 31, 2009

Recent Pronouncements

Hierarchy of Generally Accepted Accounting Principles
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

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

Accounting Methods and Consolidation
The Company’s financial statements are prepared using the accrual method of accounting.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, after elimination of inter-company accounts and transactions.  The wholly owned subsidiary of the Company is ImageWorks Media Group, Inc.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share for Vivid includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

There were no money market accounts or investments in equity securities requiring disclosure by level within the fair value of Company assets and liabilities measured and reported on the Consolidated Balance Sheet as of March 31, 2009 at fair value on a recurring basis.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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
March 31, 2009

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

Software development costs consist of the following at the dates shown:

	March 31, 2009	September 30, 2008
Software development costs	$3,968,443	$3,754,564
Accumulated amortization	(2,686,759)	(2,524,842)
	$1,281,684	$1,229,722

The amount of software costs written down to net realizable value was zero during the six months ended March 31, 2009 and 2008, respectively.

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

Training revenues are recognized at the time of shipment of products or performance of contracted services.  Products are shipped FOB shipping point.  Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods.  At March 31, 2009 no subscription contracts were paid in advance.  In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

The Company’s internet sales are less than 0.5% of total revenue.  Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of the Company.  Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2009 and September 30, 2008, the related party payables consisted of $0 and $25,000, respectively, of current amounts due to the former owners of ImageWorks.

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

Effective January 1, 2009, the Company no longer utilizes a PEO for leased employee services, and employs its own contractors to assist in the processing of payroll and administration of benefits for its employees.  The Company also sponsors its own 401K plan, which utilizes the same investment advisor as the former PEO.  Effective January 1, 2009, plan assets were transferred to the Company plan with the identical features and services of the previous plan.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock
The Company has authorized 5,000,000 shares of no par value par value preferred stock, which may be issued in one or more series.  The Company’s Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any series of preferred stock.  At March 31, 2009 and September 30, 2008, no preferred stock has been issued by the Company.

The February 11, 2009 merger of Vivid Delaware into Vivid Washington created a no par value common stock for all common shares authorized and issued.

NOTE 5 – STOCK-BASED COMPENSATION

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

During the year ended September 30, 2008, a total of 10,939 options vested and had a fair value of $4,525. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made in estimating the fair value:  risk-free interest is 4.75%; volatility is 101.36%; expected life is three to six years, and with no effective dividend yield.

During the year ended September 30, 2008, a total of 29,333 options vested and had a fair value of $6,770.  The assumptions made in estimating the fair value included an annual risk-free interest rate of 4.75%, volatility of 101.11%, expected life of six years, and with no effective dividend yield.

During the year ended September 30, 2008, additional options totaling 69,740 were issued and had a fair value of $6,734.  During the year ended September 30, 2008, none of these options vested.  The assumptions made in estimating the fair value included an annual risk-free interest rate of 4.75%, volatility of 39.32%, expected life of six years, and with no effective dividend yield.

During the six months ended March 31, 2009, additional options totaling 454,396 were issued and had a fair value of $29,364.  During the six months ended March 31, 2009, 384,396 of these options vested, which had a value of $23,064.  The assumptions made in estimating fair value included an annual risk-free interest rate of 3.03%, volatility of 126.25%, expected life of seven years, and with no effective dividend yield.

25,000 of the issued options expired during the three months ended March 31, 2009.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	1,010,034	$0.25	1,306,466

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2007	515,898	$0.34
Granted	69,740	0.23
Exercised	-	-
Expired or terminated	(4,000)	0.29
Outstanding at September 30, 2008	581,638	$0.33
Options exercisable at September 30, 2008	382,128	$0.31

Outstanding at October 1, 2008	581,638	$0.33
Granted	454,396	0.19
Exercised	-	-
Expired or terminated	(25,000)	1.00
Outstanding at March 31, 2009	1,011,034	$0.25
Options exercisable at March 31, 2009	791,837	$0.22

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 6 – ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks.  Most of the funding for these services originates from the Department of Energy / Federal Government.  During the six months ended March 31, 2009 and 2008, services provided to these contractors aggregated $452,364 and $505,746, representing 14% and 19% of total revenue, respectively.

At March 31, 2009 and 2008, amounts due from these contractors are included in accounts receivable in the amounts of $63,940 and $100,586, respectively.

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Six Months Ending March 31,
	2009	2008
Revenues—Fluor Hanford	$306,348	$313,013
Accounts Receivable Fluor Hanford	$8,700	$6,594
Revenues—Key Technology	$301,913	$-
Accounts Receivable Key Technology	$44,200	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments
The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the six months ending March 31, 2009 and 2008, the Company incurred $52,139 and $60,304 in royalty obligations, respectively, which are recorded in marketing expense.  At March 31, 2009 and 2008, there were no incurred royalty obligations to be accrued and recorded in other current liabilities on the balance sheet.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

NOTE 9 – SEGMENT INFORMATION

The Company has two operating segments at March 31, 2009:  training subscriptions and custom products and services.

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

Segment information (after inter-company eliminations) for the six months ended March 31, 2009 and 2008 is as follows:

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

	March 31,	March 31,
	2009	2008
Revenues:
Training subscriptions	$1,871,524	$1,801,394
Custom products and services	1,306,504	835,658

Total Revenues	$3,178,028	$2,637,052

Cost of Revenues:
Training subscriptions	$448,308	$485,856
Custom products and services	780,449	611,701

Total Cost of Revenues	$1,228,757	$1,097,557

Gross Profit:
Training subscriptions	$1,423,216	$1,315,538
Custom products and services	526,055	223,957

Total Gross Profit	$1,949,271	$1,535,495

Operating Expenses:
Training subscriptions	$778,912	$677,815
Custom products and services	194,720	169,454
Corporate	533,434	405,396

Total Operating Expenses	$1,507,066	$1,252,665

Income (Loss) before Income Taxes
Training subscriptions	$644,304	$637,723
Custom products and services	331,335	54,503
Corporate	(533,434)	(405,396)

Total Income before Income Taxes	$442,205	$286,830

	March 31,	March 31,
	2009	2008
Identifiable assets:
Training subscriptions	$1,281,684	$1,238,154
Custom products and services	449,984	403,259
Corporate	2,876,185	2,558,316

Total Identifiable Assets	$4,607,853	$4,199,729

Depreciation and amortization:
Training subscriptions	$161,917	$158,220
Custom products and services	19,748	14,081
Corporate	18,766	12,109

Total Depreciation and Amortization	$200,431	$184,410

NOTE 10 – INCOME TAXES

During the six months ended March 31, 2009, the Company realized a profit before income taxes of $442,205.  As a result, the Company has recognized $150,353 of federal income tax expense, calculated at a rate of approximately 34%, and a decrease in its deferred tax asset for this same amount.   The Company’s deferred tax asset at March 31, 2009 principally consists of the prospective income tax benefit (at 34%) of net operating losses in 2005, 2006, and 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Revenues
Overall revenues increased 11% to $1,481,718 in the second quarter of fiscal year 2009 from $1,332,668 in the second quarter of fiscal year 2008. The increase was due to the acquisition of substantial new contracts within the Custom Products and Services segment offset by a slight decrease in revenue volume within the Training Subscriptions segment in the fiscal quarter ending March 31, 2009 compared to the fiscal quarter ending March 31, 2008.

Training subscription revenues decreased by 7% to $845,076 in the second quarter of fiscal year 2009 from $911,554 in the second quarter of fiscal year 2008 due to the addition of new subscription customers offset by a slight reduction in year over year subscription renewals.

Custom Products and Services revenues increased by 51% to $636,642 during the second quarter of fiscal year 2009 from $421,114 during the second quarter of fiscal year 2008.  The large increase is attributable to the acquisition of large new custom contracts combined with the timely completion of custom projects and related revenues generated within this business segment.

Operating Expenses

Cost of Revenues:
Overall, cost of revenues increased to $586,906 in the second quarter of fiscal year 2009 from $549,677 in the second quarter of fiscal year 2008.  The increase is due to increasing revenue volumes in the custom products and services business segment in the quarter ending March 31, 2009 compared to the quarter ending March 31, 2008.  The gross profit margin achieved on total revenues increased to 60% from 59% in comparing the second quarter of fiscal year 2009 to the second quarter of fiscal year 2008.  The slight increase reflects a higher incremental gross profit realized on increasing revenue volumes which provide excess cost coverage.

Training subscription cost of revenues increased by 2% to $237,671 in the second quarter of fiscal year 2009 from $233,425 in the second quarter of fiscal year 2008.  This slight increase is attributable to a slightly lower revenue volume in relation to similar levels of fixed indirect costs within this business segment in the quarter ending March 31, 2009 compared to the quarter ending March 31, 2008.

Custom products and services cost of revenues increased by 10% to $349,235 in the second quarter of fiscal year 2009 from $316,252 in the second quarter of fiscal year 2008.  The increase is due to significantly higher revenue volumes and related direct costs from new custom contracts in the Custom Products and Services business segment in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.

Marketing and Related Labor Expenses:
Marketing and related labor expenses decreased by 10% to $322,035 in the second quarter of fiscal year 2009 from $358,116 in the second quarter of fiscal year 2008.  The reasons for the decrease are due to decreased travel and trade show expenses in the current fiscal quarter compared to the same quarter one year ago.

Reseller Commissions:
Reseller commissions increased to $159,870 in the second quarter of fiscal year 2009 from $140,584 in the second quarter of fiscal year 2008.  The increase is attributable directly to the timing of training subscription revenues generated from external sales resources during the fiscal quarter as compared to the same quarter in the previous fiscal year.

Depreciation and Amortization:
Depreciation and Amortization increased to $33,613 in the second quarter of fiscal year 2009 compared to $24,410 in the second quarter of fiscal year 2008.  The increase in depreciation is attributable to an increase in fixed assets purchased in the comparison of the two fiscal quarters.

General and Administrative Expenses:
General and Administrative expenses increased to $259,624 in the second quarter of fiscal year 2009 from $161,227 in the second quarter of fiscal year 2008.  Labor related expenses increased to $114,470 during the fiscal quarter from $100,291 in the same fiscal quarter of one year ago.  The increase is attributable to increased G&A labor allocations within administrative staff.  Non-labor related administrative expenses increased to $145,154 during the fiscal quarter from $60,936 in the same fiscal quarter of one year ago.  The increase is primarily attributable to fees and rent expenses attributable to administration.

Income from Operations:
Income from Operations increased by $21,016 to $119,670 in the second quarter of fiscal year 2009 from $98,654 in the second quarter of fiscal year 2008.  The increase is due principally to an increase in the gross profit margin partially offset by increases in operating expenses incurred during the quarter ending March 31, 2009 as compared to the quarter ending March 31, 2008.

Other Income (Expense):
The increase in Other Expenses is attributable to a slight increase in interest expense in the second quarter of the current fiscal year resulting from the increase in capital equipment financing.  Interest expense on debt was $14,244 in the quarter ended March 31, 2009 compared to $10,685 in the quarter ended March 31, 2008.

Net Income
The operation generated Net Income of $69,626 in the second quarter of fiscal year 2009 compared to $58,780 in the second quarter of fiscal year 2008. The increase in net income of $10,846 is due to higher overall revenues partially offset by increases in operating and income tax expenses during the second fiscal quarter in the current year compared to the same period in the previous year.

Seasonality and Other Factors Affecting Quarterly Results
We expect quarterly fluctuations in operating results due to many factors including acquisitions and roll-out of new product offerings. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources
As of March 31, 2009 the Company had cash of $689,340 compared to $309,944 as of March 31, 2008.  The Company’s current ratio is 2.96 as of March 31, 2009 compared to 2.89 at the audit date of September 30, 2008.

Cash flows provided by operating activities amounted to $490,785 in the second quarter of fiscal year 2009 compared to cash flows provided by operating activities of $314,282 in the second quarter of fiscal year 2008.  The increase is attributable to collections realized from reductions in accounts receivable during the fiscal quarter.

Cash flows used in investing activities amounted to $210,634 in the second quarter of fiscal year 2009 compared to $44,355 in the second quarter of fiscal year 2008.  The increase is attributable to increased cost expenditures for software development and acquisitions of property and equipment.

Cash flows used in financing activities amounted to $48,707 in the second quarter of fiscal year 2009 compared to cash flows used in financing activities of $103,450 in the second quarter of fiscal year 2008.  The decrease in cash flows used in financing activities is attributable to a reduction in requirements for notes payable related party indebtedness.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH 31, 2009 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2008

Revenues:
Overall revenues increased 21% to $3,178,028 in the six months year to date of fiscal year 2009 from $2,637,052 in the six months year to date of fiscal year 2008. The increase was due to the acquisition of substantial new contracts within the Custom Products and Services segment and a slight increase in revenue volume within the Training Subscriptions segment in the six months year to date ending March 31, 2009 compared to the six months year to date ending March 31, 2008.

Training subscription revenues increased by 4% to $1,871,524 in the six months year to date of fiscal year 2009 from $1,801,394 in the six months year to date of fiscal year 2008 due to new subscription based sales and consistency in the rate of retention year over year for subscription renewals.

Custom products and services revenues increased overall by 56% to $1,306,504 in the six months year to date of fiscal year 2009 from $835,658 in the six months year to date of fiscal year 2008.  The large increase is attributable to the acquisition of large new custom contracts combined with the timely completion of custom projects and related revenues generated within this business segment.

Operating Expenses

Cost of Revenues:
Overall, cost of revenues for the current six months year to date increased by 12% to $1,228,757 from $1,097,557 for the same period one year ago.  The increase is due to increasing revenue volumes in the Custom Products and Services business segment in the six months year to date ending March 31, 2009 compared to the six months year to date ending March 31, 2008.  The gross profit margin achieved on total revenues increased to 61% from 58% in comparing the two six month year to date reporting periods.  The increase reflects a higher incremental gross profit realized on increasing revenue volumes which provide excess cost coverage.

Training subscription cost of revenues decreased by 8% to $448,308 in the six months year to date of fiscal year 2009 from $485,856 in the six months ended March 31, 2008.  This decrease is attributable to efficiencies realized in production management of direct costs and similar levels of fixed indirect costs within this business segment in the six months year to date ending March 31, 2009 compared to the six months year to date ending March 31, 2008.

Custom products and services cost of revenues increased by 28% to $780,449 in the six months year to date of fiscal year 2009 from $611,701 in the six months ended March 31, 2008.  The increase is due to significantly higher revenue volumes and related direct costs from new custom contracts in the Custom Products and Services business segment in the six months year to date ending March 31, 2009 compared to the six months year to date ending March 31, 2008.

Marketing and Related Labor Expenses:
Marketing and related labor expenses increased by 3% to $641,876 in the six months year to date of fiscal year 2009 from $623,138 in the six months year to date of fiscal year 2008.  The reason for the increase is due to increased marketing labor costs related to higher revenue volume.

Reseller Commissions:
Reseller commissions increased by 52% to $281,500 in the six months year to date of fiscal year 2009 from $185,056 in the six months year to date of fiscal year 2008.  The increase is attributable directly to the timing of training subscription revenues generated from external sales resources during the first six months of the fiscal year as compared to the comparable period in the previous fiscal year.

Depreciation and Amortization:
Depreciation and Amortization increased to $61,514 in the six months to date of fiscal year 2009 from $49,190 in the comparable period of fiscal year 2008.  The increase in depreciation is attributable to an increase in fixed assets purchased in the comparison of the two fiscal year six month reporting periods.

General and Administrative Expenses:
General and Administrative expenses increased by 31% to $499,505 in the six months year to date of fiscal year 2009 from $380,532 in the six months year to date of fiscal year 2008.  Labor related expenses increased by 2% to $219,857 during the six months year to date of fiscal year 2009 from $215,271 in the same year to date period of one year ago.  The increase is attributable to increased G&A labor allocations within administrative staff.  Non-labor related administrative expenses increased by 71% to $279,648 during the six months year to date of fiscal year 2008 from $163,223 in the same year to date period of one year ago.  The increase is primarily attributable to fees, merger expenses, and changes in the classification of certain indirect expenses.

Income from Operations:
Income from Operations increased by $163,327 to $464,876 in the six months year to date of fiscal year 2009 from $301,549 in the six months year to date of fiscal year 2008.  The increase is due principally to an increase in the gross profit margin partially offset by increases in operating expenses incurred during the six months year to date ending March 31, 2009 as compared to the six months year to date ending March 31, 2008.

Other Income (Expense):
The increase in Other Expenses is attributable to the increase in interest expense in the six months ending of the current fiscal year resulting from the increase in capital equipment financing.  Interest expense on debt was $23,032 in the six months year to date ended March 31, 2009 compared to $16,974 in the six months year to date ended March 31, 2008.

Net Income:
The operation generated Net Income of $291,852 in the six months ending March 31st of fiscal year 2009 compared to a Net Income of $189,100 in the six months ending March 31st of fiscal year 2008. The increase in net income of $102,752 is primarily due to higher training subscription and custom products and services revenues partially offset by an increase in overall operating and income tax expenses during the six months ending March 31st in the current fiscal year compared to the same period in the previous fiscal year.

Liquidity and Capital Resources
As of March 31, 2009, the Company had cash and cash equivalents of $689,340 as compared to $132,391 at the audit date of September 30, 2008.

Cash flows provided by operating activities amounted to $757,252 in the six months year to date of fiscal year 2009 compared to $486,069 in the six months year to date of fiscal year 2008.  The main reasons for the increase in cash flows provided by operations are attributable to generated net income and reductions through collections in receivable accounts and contracts.

Cash flows used in investing activities amounted to $323,603 in the six months year to date of fiscal year 2009 compared to $77,449 in the six months year to date of fiscal year 2008. The increase is attributable to increased expenditures for internal software development and expenditures for property and equipment.

Cash flows provided (used) by financing activities amounted to $123,300 in the six months year to date of fiscal year 2009 compared to ($179,007) in the six months year to date of fiscal year 2008.  The increase in cash flows provided by financing activities is attributable to proceeds from term loan financing partially offset by payment requirements for notes payable related party indebtedness and by debt service payments for long-term liabilities.

ITEM 4T – CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the six month period ended March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

Date: May 12, 2009	Vivid Learning Systems, Inc.

	By:	/s/ Matthew J. Hammer
Matthew J. Hammer
Chief Executive Officer

(Principal Executive Officer and duly authorized to sign on behalf of the Registrant)