Form 10-Q
period 2009-06-30
Vivid Learning Systems, Inc.
filed 2009-08-14
CIK 1290689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 401 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	13,272,165
(Class)	Outstanding as of August 14, 2009

VIVID LEARNING SYSTEMS, INC.
INDEX

		Page
PART I – FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008	4
	Consolidated Statements of Income for the three months and nine months ended June 30, 2009 and June 30, 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and June 30, 2008 (unaudited)	6
	Condensed Notes to Unaudited Consolidated Financial Statements	7
Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4T	Controls and Procedures	23

PART II – OTHER INFORMATION
Item 1	Legal Proceedings	*
Item 1A	Risk Factors	*
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3	Defaults Upon Senior Securities	*
Item 4	Submission of Matters to a Vote of Security Holders	*
Item 5	Other Information	*
Item 6	Exhibits	24
SIGNATURES		24

*  No information provided due to inapplicability of the item.

PART I – FINANCIAL INFORMATION / ITEM 1 – FINANCIAL STATEMENTS

VIVID LEARNING SYSTEMS, INC. - CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$675,166	$132,391
Accounts and contracts receivable	877,190	972,151
Accounts and contracts receivable, Fluor Hanford	16,933	24,994
Prepaid expenses	93,960	185,793
Other current assets	204,541	138,214
TOTAL CURRENT ASSETS	1,867,790	1,453,543
PROPERTY, PLANT AND EQUIPMENT
Property and equipment	1,780,147	1,583,630
Less: Accumulated depreciation	(1,348,158)	(1,247,676)
TOTAL PROPERTY, PLANT AND EQUIPMENT	431,989	335,954
OTHER ASSETS
Software, net of amortization	1,274,312	1,229,722
Goodwill	375,000	375,000
Long-term contracts receivable	-	1,321
Deferred tax asset	539,919	665,596
TOTAL OTHER ASSETS	2,189,231	2,271,639
TOTAL ASSETS	$4,489,010	$4,061,136
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$150,415	$120,807
Accrued contract labor	153,946	100,933
Other current liabilities	67,967	46,811
Unearned revenue	44,427	100,518
Notes payable, related parties	-	25,000
Current portion of long-term liabilities	212,646	108,341
TOTAL CURRENT LIABILITIES	629,401	502,410
LONG-TERM LIABILITIES
Long-term debt	198,057	134,095
Other long-term liabilities	95,854	116,709
TOTAL LONG-TERM LIABILITIES	293,911	250,804
TOTAL LIABILITIES	923,312	753,214
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value;
200,000,000 shares authorized, 13,272,165 and 13,372,203
shares issued and outstanding, respectively	1,327	1,337
Additional paid-in capital	4,422,396	4,408,564
Accumulated deficit	(858,025)	(1,101,979)
TOTAL STOCKHOLDERS' EQUITY	3,565,698	3,307,922
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,489,010	$4,061,136

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Training subscriptions	$579,102	$574,232	$2,169,878	$2,099,242
Training subscriptions, Fluor Hanford	196,769	138,907	477,516	415,291
Custom products and services	556,111	540,564	1,839,015	1,339,593
Custom products and services, Fluor Hanford	15,926	21,798	39,527	58,427
	1,347,908	1,275,501	4,525,936	3,912,553

COST OF REVENUES
Training subscriptions	302,159	223,229	750,467	709,085
Custom products and services	371,020	343,617	1,151,451	955,318
	673,179	566,846	1,901,918	1,664,403

GROSS PROFIT	674,729	708,655	2,624,018	2,248,150

EXPENSES
Marketing and related labor expenses	375,964	366,154	1,017,837	989,292
Bad debt expense	1,761	685	1,761	2,724
Reseller commissions	101,835	76,821	383,334	261,906
Depreciation and amortization	38,968	25,037	100,482	74,227
Wages and contract labor	107,289	89,680	327,146	304,950
Other operating expenses	110,081	86,877	389,740	250,097
TOTAL OPERATING EXPENSES	735,898	645,254	2,220,300	1,883,196

INCOME (LOSS) FROM OPERATIONS	(61,169)	63,401	403,718	364,954

OTHER INCOME (EXPENSE)
Gain(loss) on sale of equipment and intangible assets	-	175	-	275
Interest income	203	1,236	563	3,391
Interest expense	(11,617)	(9,596)	(34,649)	(26,570)
TOTAL OTHER INCOME (EXPENSE)	(11,414)	(8,185)	(34,086)	(22,904)

INCOME (LOSS) BEFORE INCOME TAXES	(72,583)	55,216	369,632	342,050

INCOME TAX EXPENSE (BENEFIT)	(24,675)	(18,564)	125,678	(116,297)

NET INCOME (LOSS)	$(47,908)	$36,652	$243,954	$225,753

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$-	$nil	$0.02	$0.02
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	13,372,165	13,372,165	13,372,165	13,372,165

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2009 (unaudited)	Nine Months Ended June 30, 2008 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$243,954	$225,753
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,482	74,227
Amortization of capitalized software	210,019	200,570
Bad debt expense	1,761	2,724
Options issued for compensation	38,822	13,732
Changes in assets and liabilities:
Accounts and contracts receivable	103,022	305,156
Prepaid expenses	91,833	(65,561)
Other current assets	(66,327)	29,825
Deferred tax asset	125,678	116,297
Accounts payable	29,608	(161,047)
Accrued contract labor and related expenses	53,013	(114,198)
Long-term receivable contracts	1,321	85,202
Other current liabilities	21,156	(69,738)
Unearned revenue	(56,091)	(69,183)
Net cash provided by operating activities	898,251	573,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and intangible assets	(164,227)	(55,411)
Acquisition of software	(254,609)	(77,231)
Net cash used by investing activities	(418,836)	(132,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, related party	(25,000)	(175,000)
Treasury stock	(25,000)	-
Payments on line of credit payable	-	(57,072)
Proceeds from term loan	250,000	-
Payments on long-term debt	(90,249)	(38,798)
Payments on long-term liabilities	(46,391)	(34,489)
Net cash provided (used) by financing activities	63,360	(305,359)
Net increase (decrease) in cash	542,775	135,758
Cash at beginning of period	132,391	80,331
Cash at end of period	$675,166	$216,089
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$34,826	$26,570
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Acquisition of fixed assets via capital lease	$32,290	$-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2008 included in the Company’s annual report on Form 10-KSB/A which was filed with the SEC on December 30, 2008.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included.  Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.  For further information, refer to the Company’s consolidated audited financial statements at September 30, 2008 and footnotes thereto.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Recent Pronouncements

The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS No. 168).  Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities.  On the effective date, Codification will supersede all then-existing non-SEC accounting and reporting standards. All non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of this Statement will have no material effect on the Company’s financial condition or results of operations.

Amendments to FASB Interpretation No. 46(R)

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167).  The purpose of this Statement is to improve financial reporting by enterprises involved with variable interest entities.  As the Company is not involved with variable interest entities, the adoption of this Statement will have no material effect on the Company’s financial condition or results of operations.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendments of FASB Statement No. 140” (SFAS No. 166).  This Statement is applicable to transfers occurring on or after the effective date of November 15, 2009.  This Statement requires practices that will improve the relevance, representational faithfulness, and comparability of:  a) the information that a reporting entity provides in its financial statement about a transfer of financial assets; b) the effects of a transfer on  its financial position, financial performance, and cash flows; and, c) a transferor’s continuing involvement, if any, in transferred financial assets.  The Company does not anticipate that the adoption of this Statement will have any material effect on the Company’s financial condition or results of operations.

Subsequent Events

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS No. 165).  This Statement is applicable to interim or annual financial periods ending after June 15, 2009.  This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this Statement sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statement; and, c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of this Statement will have no material effect on the Company’s financial condition or results of operations.

Hierarchy of Generally Accepted Accounting Principles
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB;

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position;

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics); and,

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Production costs incurred subsequent to the establishment of technological feasibility are capitalized.  Also capitalized are the component costs incurred associated with the development of product templates in accordance with Statement of Financial Accounting Standard No. 86, which consist primarily of labor related costs.  As revenue generation commences on specific training content, additional costs incurred are classified as maintenance expense, or customer marketing expense, in the period they are incurred. Hours expended and costs incurred by production personnel on lesson content development on a per lesson basis are maintained so that cost efficiency in software content development can be analyzed on lesson content by lesson content basis.  Net realizable value of each course is determined by comparing the unamortized cost of each developed software course and the remaining available market (quantified by dollars) for that content in the industry in which Vivid Washington is selling the content.  This unamortized software development cost is then aggregated by course and a grand total is compared to the total remaining available aggregate market for the content to determine if a write-down is required.

Software development costs consist of the following at the dates shown:

	June 30, 2009	September 30, 2008
Software development costs	$4,009,174	$3,754,564
Accumulated amortization	(2,734,862)	(2,524,842)
	$1,274,312	$1,229,722

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

The amount of software costs written down to net realizable value was zero during the nine months ended June 30, 2009 and 2008, respectively.

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

Training revenues are recognized at the time of shipment of products or performance of contracted services.  Products are shipped FOB shipping point.  Training contracts may contain elements of both custom contract work (contracted services) and subscription arrangements (delivery of training products). Training subscription revenues are recorded when collection of the subscription is highly probable and no significant Company obligations remain after the product has been delivered. The Company defers revenue recognition on training contracts related to payments received during the current period for the portion of the subscription contract that extends into future periods.  During the three months ending June 30, 2009, subscription contracts in the amount of $59,038 were paid in advance.  In accordance with EITF 01-14, the Company’s reimbursable costs are recorded as gross revenue, with the actual costs recorded as a direct cost.

The Company’s internet sales are less than 0.5% of total revenue.  Internet transactions are recorded as training subscriptions, with training delivered via the hosted web sites of Vivid Washington.  Revenue is recorded when the training is delivered, when evidence of a persuasive arrangement exists, and when collection is reasonably assured.

The Company does not offer warranties or returns.

NOTE 3 – RELATED PARTY TRANSACTIONS

At June 30, 2009 and September 30, 2008, the current related party payables consisted of $0 and $25,000, respectively, of current amounts due to the former owners of ImageWorks.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of no par value par value preferred stock, which may be issued in one or more series.  The Company’s Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any series of preferred stock.  At June 30, 2009 and September 30, 2008, no preferred stock has been issued by the Company.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

On May 1, 2004, the Company acquired ImageWorks Media Group, Inc. (ImageWorks) through a share exchange agreement with the former owners. The Company issued as part of the original acquisition 100,000 shares of the Company’s common stock to the former owners of ImageWorks.  The share exchange agreement provided that if said shares did not achieve a certain public market value as of May 24, 2008, the former owners would have the option to request a buyback of the shares from the Company.  At the request of the former owners the share certificates were returned to the Company on October 24, 2008 as reacquired stock in exchange for full payment of the buyback amount.

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

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

During the nine months ended June 30, 2009, additional options totaling 454,396 were issued and had a fair value of $29,364.  During the nine months ended June 30, 2009, 384,396 of these options vested, which had a value of $23,064.  The assumptions made in estimating fair value included an annual risk-free interest rate of 3.03%, volatility of 126.25%, expected life of seven years, and with no effective dividend yield.

The following is a summary of stock option activity:

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	1,011,034	$ 0.25	1,305,466

	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2007	515,898	$0.34
Granted	69,740	0.23
Exercised	-	-
Expired or terminated	(4,000)	0.29
Outstanding at September 30, 2008	581,638	$0.33
Options exercisable at September 30, 2008	382,128	$0.31

Outstanding at October 1, 2008	581,638	$0.33
Granted	454,396	0.19
Exercised	-	-
Expired or terminated	(25,000)	1.00
Outstanding at June 30, 2009	1,011,034	$0.25
Options exercisable at June 30, 2009	855,374	$0.22

NOTE 6 – ECONOMIC DEPENDENCY

The Company provides services in Washington State to a dozen large corporate contractors within the framework of a diverse set of programs and tasks.  Most of the funding for these services originates from the Department of Energy / Federal Government.  During the nine months ended June 30, 2009 and 2008, services provided to these contractors aggregated $729,763 and $778,092, representing 17% and 20% of total revenue, respectively.

At June 30, 2009 and 2008, amounts due from these contractors are included in accounts receivable in the amounts of $48,506 and $105,308, respectively.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

The Company’s concentration risks for customer revenues and accounts receivable greater than 10% of the total account balances for the respective periods are as follows:

	Nine Months Ending
	June 30
	2009	2008
Revenues—Fluor Hanford	$517,043	$473,717
Accounts Receivable Fluor Hanford	$16,933	$7,288
Revenues—Key Technology	$343,713	$-
Accounts Receivable Key Technology	$36,833	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated, under separate agreements, to make royalty payments based on varying percentages (8% to 25%) of cash collections from the sale of specific software applications. For the nine months ending June 30, 2009 and 2008, the Company incurred $72,709 and $97,145 in royalty obligations, respectively, which are recorded in marketing expense.  At June 30, 2009 and 2008, there were no incurred royalty obligations to be accrued and recorded in other current liabilities on the balance sheet.

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

NOTE 9 – SEGMENT INFORMATION

The Company has two operating segments at June 30, 2009:  training subscriptions and custom products and services.

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Segment information (after inter-company eliminations) for the nine months ended June 30, 2009 and 2008 is as follows:

	June 30,	June 30,
	2009	2008
Revenues:
Training subscriptions	$2,647,394	$2,514,533
Custom products and services	1,878,542	1,398,020
Total Revenues	$4,525,936	$3,912,553
Cost of Revenues:
Training subscriptions	$750,467	$709,085
Custom products and services	1,151,451	955,318
Total Cost of Revenues	$1,901,918	$1,664,403
Gross Profit:
Training subscriptions	$1,896,927	$1,805,448
Custom products and services	727,091	442,702
Total Gross Profit	$2,624,018	$2,248,150
Operating Expenses:
Training subscriptions	$1,256,281	$1,018,394.
Custom products and services	314,070	254,598
Corporate	684,035	633,108
Total Operating Expenses	$2,254,386	$1,906,100
Income (Loss) before Income Taxes
Training subscriptions	$627,753	$787,054
Custom products and services	425,914	188,104
Corporate	(684,035)	(633,108)
Total Income before Income Taxes	$369,632	$342,050

VIVID LEARNING SYSTEMS, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

	June 30,	June 30,
	2009	2008
Identifiable assets:
Training subscriptions	$1,274,312	$1,205,085
Custom products and services	461,091	457,058
Corporate	2,753,607	2,423,664
Total Identifiable Assets	$4,489,010	$4,085,807
Depreciation and amortization:
Training subscriptions	$210,019	$200,570
Custom products and services	30,718	22,994
Corporate	69,764	51,233
Total Depreciation and Amortization	$310,501	$274,797

NOTE 10 – INCOME TAXES

During the nine months ended June 30, 2009, the Company realized a profit before income taxes of $369,632.  As a result, the Company has recognized $125,678 of federal income tax expense, calculated at a rate of approximately 34%, and a decrease in its deferred tax asset for this same amount.   The Company’s deferred tax asset at June 30, 2009 principally consists of the prospective income tax benefit (at 34%) of net operating losses in 2005, 2006, and 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

Revenues

Overall revenues increased 6% to $1,347,908 in the third quarter of fiscal year 2009 from $1,275,501 in the third quarter of fiscal year 2008. The increase was due to the acquisition of new contracts within the Custom Products and Services segment and an increase in revenue volume within the Training Subscriptions segment in the fiscal quarter ending June 30, 2009 compared to the fiscal quarter ending June 30, 2008.

Training subscription revenues increased by 9% to $775,871 in the third quarter of fiscal year 2009 from $713,139 in the third quarter of fiscal year 2008 due to the addition of new subscription customers offset by a reduction in year over year subscription renewals.

Custom Products and Services revenues increased by 2% to $572,037 during the third quarter of fiscal year 2009 from $562,362 during the third quarter of fiscal year 2008.  The slight increase is attributable to the acquisition of new custom contracts combined with the timely completion of custom projects and related revenues generated within this business segment.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues increased to $673,179 in the third quarter of fiscal year 2009 from $566,846 in the third quarter of fiscal year 2008.  The increase is due to increasing revenue volumes in the custom products and services business segment in the quarter ending June 30, 2009 compared to the quarter ending June 30, 2008.  The gross profit margin achieved on total revenues decreased to 50% from 56% in comparing the third quarter of fiscal year 2009 to the third quarter of fiscal year 2008.  The slight decrease reflects a lower gross profit realized on increasing custom products and services revenue volumes which require excess cost coverage.

Training subscription cost of revenues increased by 36% to $302,159 in the third quarter of fiscal year 2009 from $223,229 in the third quarter of fiscal year 2008.  This increase is attributable to a higher revenue volume in relation to similar levels of fixed indirect costs within this business segment in the quarter ending June 30, 2009 compared to the quarter ending June 30, 2008.

Custom products and services cost of revenues increased by 8% to $371,020 in the third quarter of fiscal year 2009 from $343,617 in the third quarter of fiscal year 2008.  The increase is due to slightly higher revenue volumes and related direct costs from new custom contracts in the Custom Products and Services business segment in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.

Marketing and Related Labor Expenses:

Marketing and related labor expenses increased by 3% to $375,964 in the third quarter of fiscal year 2009 from $366,154 in the third quarter of fiscal year 2008.  The reasons for the increase are due to a slight increase in marketing related activity expenses in the current fiscal quarter compared to the same quarter one year ago.

Reseller Commissions:

Reseller commissions increased by 33% to $101,835 in the third quarter of fiscal year 2009 from $76,821 in the third quarter of fiscal year 2008.  The increase is attributable directly to the timing of training subscription revenues generated from external sales resources during the fiscal quarter as compared to the same quarter in the previous fiscal year.

Depreciation and Amortization:

Depreciation and Amortization increased to $38,968 in the third quarter of fiscal year 2009 compared to $25,037 in the third quarter of fiscal year 2008.  The increase in depreciation is attributable to an increase in fixed assets purchased in the comparison of the two fiscal quarters.

General and Administrative Expenses:

General and Administrative expenses increased to $217,370 in the third quarter of fiscal year 2009 from $176,557 in the third quarter of fiscal year 2008.  Labor related expenses increased to $107,289 during the fiscal quarter from $89,680 in the same fiscal quarter of one year ago.  The increase is attributable to increased G&A labor allocations within administrative staff.  Non-labor related administrative expenses increased to $110,081 during the fiscal quarter from $86,877 in the same fiscal quarter of one year ago.  The increase is primarily attributable to fees and rent expenses attributable to administration.

Income from Operations:

Income from Operations decreased by $124,570 to ($61,169) in the third quarter of fiscal year 2009 from $63,401 in the third quarter of fiscal year 2008.  The decrease is due principally to an increase in training subscriptions cost of revenues and other related operating expenses during the quarter ending June 30, 2009 as compared to the quarter ending June 30, 2008.

Other Income (Expense):

The increase in Other Expenses is attributable to a slight increase in interest expense in the third quarter of the current fiscal year resulting from the increase in capital equipment financing.  Interest expense on debt was $11,617 in the quarter ended June 30, 2009 compared to $9,596 in the quarter ended June 30, 2008.

Net Income

The operation generated Net Loss of ($47,908) in the third quarter of fiscal year 2009 compared to $36,652 in the third quarter of fiscal year 2008. The decrease in net income of ($84,560) is due to a higher percentage increase in cost of revenues with a modest  percentage increase in revenues during the third fiscal quarter in the current year compared to the same period in the previous year.

Seasonality and Other Factors Affecting Quarterly Results

We expect quarterly fluctuations in operating results due to many factors including acquisitions and roll-out of new product offerings. The operating results for any quarter are not necessarily indicative of the results for any future period.

Liquidity and Capital Resources

As of June 30, 2009 the Company had cash of $675,166 compared to $216,089 as of June 30, 2008.  The Company’s current ratio is 2.97 as of June 30, 2009 compared to 2.89 at the audit date of September 30, 2008.

Cash flows provided by operating activities amounted to $140,999 in the third quarter of fiscal year 2009 compared to cash flows provided by operating activities of $87,690 in the third quarter of fiscal year 2008.  The increase is attributable to collections realized from reductions in accounts receivable during the fiscal quarter.

Cash flows used in investing activities amounted to $95,233 in the third quarter of fiscal year 2009 compared to $54,689 in the third quarter of fiscal year 2008.  The increase is attributable to increased cost expenditures for software development and acquisitions of property and equipment.

Cash flows used in financing activities amounted to $59,940 in the third quarter of fiscal year 2009 compared to cash flows used in financing activities of $126,856 in the third quarter of fiscal year 2008.  The decrease in cash flows used in financing activities is attributable to a reduction in requirements for notes payable related party indebtedness.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE 30, 2009 COMPARED WITH NINE SIX MONTHS ENDED JUNE 30, 2008

Revenues:

Overall revenues increased 16% to $4,525,936 in the nine months year to date of fiscal year 2009 from $3,912,553 in the nine months year to date of fiscal year 2008. The increase was due to the acquisition of substantial new contracts within the Custom Products and Services segment and a slight increase in revenue volume within the Training Subscriptions segment in the nine months year to date ending June 30, 2009 compared to the nine months year to date ending June 30, 2008.

Training subscription revenues increased by 5% to $2,647,394 in the nine months year to date of fiscal year 2009 from $2,514,533 in the nine months year to date of fiscal year 2008 due to new subscription based sales.

Custom products and services revenues increased overall by 34% to $1,878,542 in the nine months year to date of fiscal year 2009 from $1,398,020 in the nine months year to date of fiscal year 2008.  The large increase is attributable to the acquisition of large new custom contracts combined with the timely completion of custom projects and related revenues generated within this business segment.

Operating Expenses

Cost of Revenues:

Overall, cost of revenues for the current nine months year to date increased by 14% to $1,901,918 from $1,664,403 for the same period one year ago.  The increase is due to increasing revenue volumes in the Custom Products and Services business segment in the nine months year to date ending June 30, 2009 compared to the nine months year to date ending June 30, 2008.  The gross profit margin achieved on total revenues remained at 58% in comparing the two nine month year to date reporting periods.

Training subscription cost of revenues increased by 6% to $750,467 in the nine months year to date of fiscal year 2009 from $709,085 in the nine months ended June 30, 2008.  This increase is attributable to the 36% increase in cost of revenues in the nine months year to date ending June 30, 2009 compared to the nine months year to date ending June 30, 2008.

Custom products and services cost of revenues increased by 21% to $1,151,451 in the nine months year to date of fiscal year 2009 from $955,318 in the nine months ended June 30, 2008.  The increase is due to significantly higher revenue volumes and related direct costs from new custom contracts in the Custom Products and Services business segment in the nine months year to date ending June 30, 2009 compared to the nine months year to date ending June 30, 2008.

Marketing and Related Labor Expenses:

Marketing and related labor expenses increased by 3% to $1,017,837 in the nine months year to date of fiscal year 2009 from $989,292 in the nine months year to date of fiscal year 2008.  The reason for the increase is due to increased marketing labor costs related to higher revenue volume.

Reseller Commissions:

Reseller commissions increased by 46% to $383,334 in the nine months year to date of fiscal year 2009 from $261,906 in the nine months year to date of fiscal year 2008.  The increase is attributable directly to the timing of training subscription revenues generated from external sales resources during the first nine months of the fiscal year as compared to the comparable period in the previous fiscal year.

Depreciation and Amortization:

Depreciation and Amortization increased to $100,482 in the nine months to date of fiscal year 2009 from $74,227 in the comparable period of fiscal year 2008.  The increase in depreciation is attributable to an increase in fixed assets purchased in the comparison of the two fiscal year nine month reporting periods.

General and Administrative Expenses:

General and Administrative expenses increased by 29% to $716,886 in the nine months year to date of fiscal year 2009 from $555,047 in the nine months year to date of fiscal year 2008.  Labor related expenses increased by 7% to $327,146 during the nine months year to date of fiscal year 2009 from $304,950 in the same year to date period of one year ago.  The increase is attributable to increased G&A labor allocations within administrative staff.  Non-labor related administrative expenses increased by 56% to $389,740 during the nine months year to date of fiscal year 2008 from $250,097 in the same year to date period of one year ago.  The increase is primarily attributable to fees, merger expenses, and changes in the classification of certain indirect expenses.

Income from Operations:

Income from Operations increased by $38,764 to $403,718 in the nine months year to date of fiscal year 2009 from $364,954 in the nine months year to date of fiscal year 2008.  The increase is due principally to an increase in the gross profit margin partially offset by increases in operating expenses incurred during the nine months year to date ending June 30, 2009 as compared to the nine months year to date ending June 30, 2008.

Other Income (Expense):

The increase in Other Expenses is attributable to the increase in interest expense in the nine months ending of the current fiscal year resulting from the increase in capital equipment financing.  Interest expense on debt was $34,649 in the nine months year to date ended June 30, 2009 compared to $26,570 in the nine months year to date ended June 30, 2008.

Net Income:

The operation generated Net Income of $243,954 in the nine months ending June 30th of fiscal year 2009 compared to a Net Income of $225,753 in the nine months ending June 30th of fiscal year 2008. The increase in net income of $18,201 is primarily due to higher custom products and services revenues partially offset by an increase in overall operating and income tax expenses during the nine months ending June 30th in the current fiscal year compared to the same period in the previous fiscal year.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash and cash equivalents of $675,166 as compared to $132,391 at the audit date of September 30, 2008.

Cash flows provided by operating activities amounted to $898,251 in the nine months year to date of fiscal year 2009 compared to $573,759 in the nine months year to date of fiscal year 2008.  The main reasons for the increase in cash flows provided by operations are attributable to generated net income and reductions through collections in receivable accounts and contracts.

Cash flows used in investing activities amounted to $418,836 in the nine months year to date of fiscal year 2009 compared to $132,642 in the nine months year to date of fiscal year 2008. The increase is attributable to increased expenditures for internal software development and expenditures for property and equipment.

Cash flows provided (used) by financing activities amounted to $63,360 in the nine months year to date of fiscal year 2009 compared to ($305,359) in the nine months year to date of fiscal year 2008.  The increase in cash flows provided by financing activities is attributable to proceeds from term loan financing partially offset by payment requirements for notes payable related party indebtedness and by debt service payments for long-term liabilities.

ITEM 4T – CONTROLS AND PROCEDURES

Our Chief Executive Officer/Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the nine month period ended June 30, 2009. Based on this evaluation, our Chief Executive Officer/Interim Chief Financial Officer has concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized, and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1	302 Certification of Matthew J. Hammer, Chief Executive Officer

31.2	302 Certification of Matthew J. Hammer, Interim Chief Financial Officer

32.1	906 Certification of Matthew J. Hammer, Chief Executive Officer

32.2	906 Certification of Matthew J. Hammer, Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vivid Learning Systems, Inc.

Date: August 14, 2009	By:	/s/ Matthew J. Hammer
Matthew J. Hammer
Chief Executive Officer
(Principal Executive Officer and duly authorized to sign on behalf of the Registrant)